Form 10-K
period 2023-12-31
Iron Horse Acquisitions Corp.
filed 2024-04-01
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Iron Horse Acquisitions Corp.

(Exact name of registrant as specified in its charter)

Delaware	333-275076	85-1783294
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

P.O. Box 2506 Toluca Lake, CA	91610
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 290-5383

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IROH	The Nasdaq Stock Market LLC
Rights	IROHR	The Nasdaq Stock Market LLC
Units	IROHU	The Nasdaq Stock Market LLC
Warrants	IROHW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2023, the Registrant’s shares were not listed on any exchange and all of the shares of Registrant’s outstanding common stock were held by affiliates. The shares of the Registrant’s common stock commenced trading on the Nasdaq Stock Exchange on February 16, 2024. Accordingly, at June 30, 2023, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

As of March 28, 2024, the Registrant had 8,867,000 shares of common stock outstanding (inclusive of shares included in our units).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Iron Horse Acquisitions Corp.

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

CERTAIN TERMS

When used throughout this Annual Report on Form 10-K, references to:

●	“we,” “us,” “our,” or “the Company” are to Iron Horse Acquisitions Corp.

●	the “Board” are to our Board of Directors.

●	the “SEC” are to the U.S. Securities and Exchange Commission.

●	“NASDAQ” are to the Nasdaq Global Market.

●	the “Securities Act” are to the Securities Act of 1933, as amended.

●	the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

●	our “Prospectus” are to the final prospectus, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on December 29, 2023 (covering Registration Statement No’s. 333-275076 and 333-276282).

●	our “IPO” or “initial public offering” are to the initial public offering of our securities pursuant to our Prospectus, which offering was consummated on December 29, 2023.

●	our “units” are to the units sold in our IPO, each having a price of $10.00 and consisting of one share of common stock, par value $0.0001 per share, one warrant, and one right entitling the holder to receive one-fifth (1/5) of one share of common stock upon consummation of our initial business combination, subject to adjustment as described in our Prospectus.

●	our “public shares” are to shares of our common stock sold as part of the units in the IPO.

●	our “warrants” are to the redeemable warrants sold as part of the units in the IPO.

●	our “rights” are to the rights, each entitling the holder to receive one-fifth (1/5) of one share of common stock upon consummation of our initial business combination, sold as part of the units in the IPO.

●	“public stockholders” are to the holders of our public shares, including our officers and directors to the extent they own public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares.

●	our “sponsor” are to Bengochea SPAC Sponsors I LLC.

●	“EF Hutton” are to EF Hutton LLC, the representative of the underwriters in our IPO.

●	our “management” or our “management team” refer to our officers and directors.

●	our “initial stockholders” are to our sole stockholder prior to our IPO (excluding EF Hutton), Bengochea SPAC Sponsors I LLC.

●	our “founder’s shares” are to the shares of common stock issued to our initial stockholders prior to our IPO.

●	an “initial business combination” or a “business combination” are to the merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities that we are seeking to source, negotiate and consummate in accordance with our organizational documents.

●	“equity-linked securities” are to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock.

ii

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements in this Annual Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the impact on our business prospects of recently announced or proposed changes to rules or regulations impacting special purpose acquisition companies;

●	the impact on our business prospects of ongoing market turbulence, rising interest rates, or geopolitical concerns and government instability;

●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act or a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K;

●	our use of proceeds not held in the trust account; or

●	our financial performance following our IPO or following our initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

part I

ITEM 1. BUSINESS

General

We are a blank check company incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any business, industry or geographic location, we intend to search globally for target companies within the M&E industry with a primary focus on the United States, and in particular on identifying attractive targets among content studios and film production, family entertainment, animation, music, gaming, e-sports, talent management, talent-facing brands and businesses.

Overview

The COVID-19 pandemic catalyzed immense and dramatic power shifts in the vast, interconnected M&E industry, which surged to $2.2 trillion in global revenues in 2021 and is expected to reach $2.6 trillion by 2025 according to a 2021 report by PricewaterhouseCoopers.1 A clear driver of change in this space has been the new potential of AI-based technologies plus the evolution of digital consumption, especially as a result of the COVID-19 pandemic, as a sustained revenue driver existing alongside traditional media consumption channels. Consumers’ embrace of the new ecosystem helped offset revenue declines due to pandemic-related closures and has created heightened growth opportunities for media & entertainment companies.

As a result, our management team believes a number of strong and growing M&E businesses are now in a position where capital and expertise are needed to achieve their full growth potential. While some M&E business have turned to consolidation, others are seeking capital and scale through alternative means that maintain independence from larger conglomerates. This includes, for instance, celebrity-owned studios and production houses with robust content pipelines seeking enhanced scale; new media entities (e.g., podcast, music rights and IP aggregators, e-sports) looking for capital to continue their growth trajectory; undervalued talent-facing companies with solid business fundamentals, such as large agencies and PR firms; and non-traditional business divisions, such as virtual reality or animated digital production houses, trapped within traditional media companies.

Business Strategy

We believe that our team has desirable attributes to potential targets in the M&E space. Our team is a multi-cultural, multi-ethnic mixture of seasoned public-company executives, Hollywood insiders, media operators, media investors, and individuals with ample public markets and M&A experience. Our team has demonstrated an extensive track record of successful acquisitions, value creation, and value enhancement in media & entertainment industry and has access to proprietary opportunities globally that can be leveraged to drive value. Our team’s proprietary connections include touchpoints to, for example, celebrity-owned studios and brands, family entertainment media, animation, talent management, and music, including direct relationships with many celebrities.

Our team’s track record extends to successful experiences negotiating deals with numerous studios, franchises, agencies, distributors and streamers, as well as experience working directly with talent and production studios, navigating M&E companies through acquisition transactions (as both acquiror and acquiree), expanding product ranges for existing businesses, and providing strategic guidance to develop revenue and commercial opportunities.

[1]	Global Entertainment & Media Outlook 2022-2026 (pwc.com), PricewaterhouseCoopers. June 20, 2022, https://www.pwc.com/gx/en/news-room/press-releases/2022/global-entertainment-and-media-outlook-2022-2026.html.

Furthermore, we believe our team’s diversity is especially attractive to prospective M&E targets and a key competitive advantage to achieving higher value. The U.S. M&E sector is one of the least diverse of all industries, with 92% of film executives, for instance, being white, according to a 2021 McKinsey & Company report. The same report found this has translated into substantial loses for the industry, with an estimated minimum $10 billion in revenue lost due to a lack of representation.2

Given the wealth of data supporting the reality that diverse teams outperform non-diverse counterparts, our diverse management team represents a core advantage for our company; we believe our team’s diversity will make us more attractive to M&E targets, both in terms of addressing diversity gaps and in terms of helping prospective targets achieve higher returns once public.

Management Team

Our management team has a long history of value creation in the private and public markets, with a strong track record of creating value for stockholders including through acquiring and operating successful businesses within our target sectors. In particular, many of the companies our team has invested in or operated have been affiliated with celebrity partners, and several members of our team have become trusted partners with celebrities and business owners. We believe this unique network of relationships and extensive experience sourcing and executing transactions will enhance our ability to complete a successful business combination and accelerate the growth trajectory and profitability of the acquired business post-business combination.

We believe that we are well positioned to identify attractive acquisition opportunities in the M&E industry, in particular because our team will utilize their access to industry contacts and proprietary deal flow to generate business combination opportunities. We believe that our team’s networks in particular will broaden our access to potential transaction opportunities outside typical competitive deal sourcing intermediaries. Our team is well-connected in our target sectors and, as such we have the opportunity to be potential targets’ preferred partner for opportunities that they might think are appropriate for a SPAC acquisition. Illustrative networks, for instance, include the networks and accolades of Mr. Hertz, Mr. Yada, and Mr. Melendez.

Mr. Hertz, who is an independent director on our Board and chair of our Executive Committee and our Compensation Committee, works closely with the Smith Family Circle and is a director and co-founder of JUST Goods, Inc., as well as an advisor to the largest shareholder of the Smith Family’s marquee media and branded products company, Westbrook Inc. Mr. Hertz is also a Senior Partner in the Los Angeles law firm of Hertz Lichtenstein Young & Polk LLP, which represents some of the most prominent talent, entrepreneurs, agencies and brands in the entertainment, fashion, sports, media, and technology. Prior to joining the firm, Mr. Hertz oversaw music – business and legal affairs – for The Walt Disney Company. Mr. Hertz is also a principal in memBrain – an entertainment marketing and strategy consulting firm. memBrain advises numerous Fortune 500 and emerging ventures in various industries, such as Hasbro, McDonald’s, Intel, UBS, the NY Islanders, and Logitech.

Kosaku Yada and Miguel Melendez, who serve as our strategic advisors, are also deeply integrated with several media companies and celebrity circles. Mr. Yada is the CEO and a co-founder of Westbrook Inc., as well as a director for the Smith Family Circle, Founding CEO of the Smith Family Circle, a director of JUST Goods, Inc., and Managing Partner at Dreamers VC. Mr. Melendez is also a Westbrook Inc. co-founder, as well as a co-founder of Just Water and a partner in Three Six Zero Entertainment. He has been a talent and business management executive for over three decades, during which time he has established and guided the careers of numerous recording artists and international pop acts, including Academy Award and Grammy Award winner Jennifer Hudson, Grammy Award winning artist Robin Thicke and Teddy Riley’s Blackstreet. Mr. Melendez’s creative partnerships have also produced a variety of successful content in both television and film including the Emmy Award winning Facebook Watch series, Red Table Talk, the critically acclaimed TNT series Hawthorne, and the Queen Latifah Talk Show for CBS.

The networks and experiences of our other members are discussed in more detail in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), and we believe each individual member of our team features a comparably strong mixture of experiences and networks which we feel constitutes a strong advantage to successfully consummating a deal. The Chair of our Board, Mr. Turner, for example, was formerly Chair of the Board of Microvision, Inc. (NASDAQ: MVIS), a public company in the LIDAR space, and is currently the company’s Audit Committee chair. He has served on numerous public and private companies boards of directors as well. Mr. Turner was the Chief Financial Officer of Coinstar Inc. from 2003 until June 2009 and was CFO when the company acquired Redbox. He also previously served as Senior Vice President of Operations, Chief Financial Officer, and Treasurer of Real Networks, Inc., a digital media and technology company.

[2]	“Race in the workplace: The Black experience in the US private sector” McKinsey & Company.

Similarly, our Chief Executive Officer Mr. Bengochea has extensive media experience. Mr. Bengochea is currently Founder and Chief Executive Officer of Bengochea Capital LLC, an investment firm founded in 2020 to pursue frontier asset classes and, through Mr. Bengochea’s network of connections to various industry executives and celebrities, to examine global opportunities in media and entertainment. Bengochea Capital has been present at the Cannes Film Festival, among other prestigious events, and was a registered media entity with the Recording Academy for the 2023 Grammy Awards, and is a registered media entity with the Recording Academy for the upcoming 2024 Grammy Awards. Prior to founding Bengochea Capital, Mr. Bengochea worked for Sony’s Global Business Development team in Los Angeles and, before that, practiced law as a corporate attorney at the law firm of Jenner & Block in New York City. Mr. Bengochea holds an A.B. summa cum laude from Harvard University, a J.D. from Harvard Law School, and an M.B.A. from Harvard Business School.

Mrs. Waxman also represents a wealth of media experience. Throughout her 30-year tenure at 20th Century Fox, Mrs. Waxman served in a variety of roles within the finance organization. Most notably, as Executive Vice President and Deputy CFO, she was responsible for driving strategic priorities, setting financial priorities, policies and procedures and controls for the global finance organization. She also provided financial leadership and guidance to over 300 employees in all finance divisions including film production, theatrical, home entertainment and television marketing and distribution, financial reporting, accounting, corporate compliance, and strategic sourcing. Before joining 20th Century Fox, Ms. Waxman was a Senior Auditor at Ernst & Young.

Commitment to Diversity

As a first generation American and native Spanish speaker, Mr. Bengochea is a passionate advocate for greater Hispanic and general diversity in entertainment, media, and in the public markets, and for promoting more people of color in executive leadership level.

Several members of our team also champion diversity of leadership and investment. This is a statistical rarity in both the public markets and in the SPAC space, and that the team believes there is high demand to remedy this disparity in both in the public markets and in the media and entertainment industry. Reports such as the aforementioned McKinsey & Company finding that a lack of diversity is causing substantial losses in the media industry, we believe, further augments our team’s attractiveness to potential targets, and is a further point of differentiation in the marketplace.

Acquisition Strategy

Our team will leverage its skills, expertise and strong network within Hollywood and other international M&E hubs to identify attractive target companies and provide guidance on the benefits of being a publicly-traded entity, including broader access to capital, increased liquidity for potential acquisitions, expanded branding opportunities in the marketplace, and reputational and consumer confidence gains, and on the process of transitioning from a private company to a public registrant. We will also be able to source potential targets from our team’s contacts within private equity, with celebrities, with M&E investors, and with various industry leaders.

Consistent with this strategy, we have identified parameters and criteria that we think are important and relevant in evaluating prospective target businesses. We will apply these parameters in evaluating prospects, even though we may ultimately decide to execute our initial business combination with a fundamentally strong company that may not match all of our initial parameters:

●	Growth Prospects: We intend to seek companies with high growth trajectories within the M&E industry that are driven by competitive advantages that can be accelerated or magnified through a partnership with us and access to the public markets.

●	Earnings Potential: We intend to acquire one or more businesses that have multiple and diverse potential drivers of revenue and earnings growth and that have the potential to generate strong and stable free cash flow.

●	M&E Focus: We intend to prioritize entities within our team’s core spheres of expertise and from among our team’s proprietary connections, such as celebrity content producers and brands, family entertainment, animation, gaming, and music businesses which we believe have benefited from the evolving M&E ecosystem. This includes businesses in entertainment for which AI-based technologies can enhance cash flows by improving efficiency or output or reduce costs.

●	Diversity: We intend to seek targets that can benefit from our team’s diversity and relationships in the M&E sector. This includes prospective targets who can enhance their existing business and generate value by working with individual members of our team or becoming part of our team’s network; targets who are minority owned-or-operated; and targets who wish to increase or highlight their executive diversity.

●	Public Advantages: We intend to seek target companies that are public market ready and whose leadership teams have the vision to take advantage of and appreciate the benefits of becoming a publicly-traded entity.

●	Evolving Circumstance: We intend to seek companies which are capitalizing on M&E industry shifts and trends created by various factors such as the migration from cable television to streaming services and the proliferation of generative AI-based technologies.

●	Valuations: We consider ourselves to be rigorous, disciplined and valuation-centric investors, with a keen understanding of market value and successful track record. We intend to seek companies with a respectable market share and growth potential in the segments in which they operate. We expect that ongoing market turbulence in recent years, such as the 2023 SAG-AFTRA strike and unprecedented inflation, have continued to disrupt a number of companies within the M&E industry that may also be available at a discount.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria deemed relevant by our management in effecting our initial business combination consistent with our business objectives. In the event that we decide to enter into our initial business combination with a target business that does not meet any of the above criteria and guidelines, we will disclose that the target business does not meet any of the above criteria in our stockholder communications related to our initial business combination. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Our management team’s existing M&E connections are expected to position us favorably as a business partner with a number of prospective targets. We are not prohibited from pursuing a business combination with a company that is affiliated with our sponsor, officers or directors. In the event that we seek to complete a business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, expect to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our business combination is fair to our stockholders from a financial point of view. In the event that we seek such a business combination, we expect that the independent members of our Board of Directors would be involved in approving the transaction.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our initial stockholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our Prospectus and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (net of deferred underwriting commissions and taxes payable) at the time of our prospective entry into the agreement with respect to the would-be initial business combination target, subject to any fiduciary or contractual obligations. While we have not engaged the services of any professional firms or other individuals that specialize in business acquisitions on any formal basis, we may in the future engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction, with such fee potentially coming from the $12,000 per month fee we have allocated for various management services as discussed throughout this Annual Report.

Our audit committee will review and approve all reimbursements and payments made to our initial stockholders, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (net of deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than the parameters described in Part I, Item I (Business—Acquisition Strategy) of this Annual Report. In evaluating a prospective target business, our management may consider a variety of factors in addition to those parameters, including:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of our tangible and intangible assets and the extent of intellectual property or other protections for our products, formulas, brands or media;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management team in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our directors, officers, and/or strategic advisors, our professional advisors (such as lawyers, accountants, and financial advisors), and by unaffiliated third parties we may engage or that our sponsor may engage on our behalf pursuant to our administrative services agreement with our sponsor.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

NASDAQ listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (net of deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on NASDAQ for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we do not intend to complete such business combination unless the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our Board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the management team will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein and in our amended and restated certificate of incorporation. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for redemptions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 12 months (or up to 18 months, if we extend the time to complete a business combination as described in this Annual Report) from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

Our initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to convert their shares, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights (a/k/a Conversion Rights)

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. The per-share amount we will distribute to investors who properly convert their shares will not be reduced by the deferred underwriting commissions we will pay to EF Hutton.

Our initial stockholders and our officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket. Additionally, the holders of founder’s shares will not have redemption rights with respect to the Representative Shares (as defined in our Prospectus).

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

However, in the event we require stockholders seeking to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his or her shares if he or she wishes to seek to exercise his or her redemptions rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor in our Prospectus titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his or her certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months from the closing of our IPO to complete an initial business combination.

However, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of 18 months to complete a business combination). In order to extend the time available for the Company to consummate a business Combination, without the need for a separate stockholder vote, our sponsor must, upon five days’ advance notice prior to the application deadline, deposit into the trust account $229,770 ($0.0333 per unit), or an aggregate of $459,540, for each three-month extension, on or prior to the date of the application deadline. In the event that the stockholders, or affiliates or designees, elect to extend the time to complete the Company’s initial business combination and deposit the applicable amount of money into trust, the initial stockholders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such note would be paid upon consummation of the Company’s initial business combination.

If we have not completed an initial business combination by such date and stockholders have not otherwise amended our charter to extend this date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable and up to $100,000 of interest income that may be released to us for liquidation expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months (or up to 18 months, if we extend the time to complete a business combination as described in this Annual Report) from the closing of our IPO unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following our 12-month anniversary (or up to 18 months, if we extend the time to complete a business combination as described in this Annual Report), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our current and former vendors (such as lawyers, auditors investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we may engage) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, MaloneBailey, LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Bengochea SPAC Sponsors I LLC, an entity affiliated with Mr. Bengochea, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not independently verified whether Bengochea SPAC Sponsors I LLC has sufficient funds to satisfy its indemnity obligations, we have not asked it to reserve for such obligations and we do not believe it has any significant liquid assets. Accordingly, we believe it is unlikely that it will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement Bengochea SPAC Sponsors I LLC entered into specifically provides for two exceptions to the indemnity given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by EF Hutton against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 12-month anniversary (or up to 18 months, if we extend the time to complete a business combination as described in this Annual Report) and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder’s shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our rights or warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, we will use the up to $100,000 of interest earned on the funds held in the trust account that may be released to us for our liquidation expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, or any increase as a result of our extending the time to consummate a business combination as described herein, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 12 months (or up to 18 months, if we extend the time to complete a business combination as described in this Annual Report) from the closing of our IPO, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our Board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our operations that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months (or up to 18 months, if we extend the time to complete a business combination as described in this Annual Report) from the closing of our IPO, we will provide public stockholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by any executive officer, director, initial stockholder, or any other person. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder’s shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein and in our amended and restated certificate of incorporation;

●	we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months (or up to 18 months, if we extend the time to complete a business combination as described in this Annual Report) from the closing of our IPO, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, as well as the rights to one-fifth (1/5) of one share of common stock upon consummation of our initial business combination included within our units, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business, including from companies that may be subject to less stringent disclosure and other securities law requirements as the surviving company in our business combination and that therefore may have a competitive advantage. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Financial Position

With funds available for an initial business combination initially in the amount of $66,481,500 assuming no redemptions before non-reimbursable fees and expenses associated with our initial business combination and after payment of $2,518,500 of deferred underwriting fees and any offering costs, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein and in our amended and restated certificate of incorporation. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we decide to allow stockholders to sell their shares to us in a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. We have no specified maximum percentage threshold for redemptions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We will have up to 12 months from the closing of our IPO to consummate an initial business combination. In addition, if we anticipate that we may not be able to consummate our initial business combination within 12 months, our sponsor may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this Annual Report, the only way to extend the time available for us to consummate our initial business combination in the absence of a charter amendment, is for our insiders or their affiliates or designees, upon at least five days’ advance notice prior to the applicable deadline, to deposit into the trust account $229,770 ($0.0333 per unit), or an aggregate of $459,540, for each three-month extension, on or prior to the date of the applicable deadline. In the event that they elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, at closing of our IPO. Our stockholders have approved the issuance of the private warrants upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us for taxes as described herein (and less up to $100,000 of interest which can be used for liquidation expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock, without taking into account any interest earned on such funds or any increase as a result of our extending the time to consummate a business combination as described herein. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

NASDAQ listing rules require that our initial business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination (excluding deferred underwriting commissions and taxes payable). The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Although our Board of Directors will rely on generally accepted standards, our Board of Directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the Board of Directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our Board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Notwithstanding the foregoing, if we are not then listed on NASDAQ for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we intend to only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at P.O. Box 2506, Toluca Lake, California 91610, telephone number is (310) 290-5383. The cost for this space is provided to us by our sponsor, Bengochea SPAC Sponsors I LLC, as part of the $12,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

On January 4, 2024, the Company and Bengochea Capital LLC (“BC” and, together with the Company, “IHAC”), an entity affiliated with the Company’s Chief Executive Officer and the Company’s sponsor, Bengochea SPAC Sponsors I LLC (together with BC, the “Sponsor-Affiliated Entities”), initiated a lawsuit (the “lawsuit”) against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”) by filing a complaint in the U.S. District Court for the Southern District of New York, Case No. 1:24-cv-00048.

IHAC and Omnia have agreed to an amicable resolution of the lawsuit on mutually acceptable terms and without admission of fault by any party.

IHAC and Omnia entered into a confidential Settlement Agreement with respect to the lawsuit in which they, among other things, mutually released claims against each other. As a result of the settlement, on March 11, 2024, IHAC filed a Notice of Voluntary Dismissal with respect to the lawsuit.

The Company (which was not party to the original agreement with Omnia), the Company’s sponsor, and BC are in the process of determining how the settlement proceeds are to be allocated.

Other than the above-mentioned (and now settled) lawsuit against Omnia, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Global Market under the symbol “IROHU” on December 29, 2023. The shares of common stock, warrants and rights comprising the units began separate trading on NASDAQ on February 16, 2024, under the symbols “IROH,” “IROHW” and “IROHR,” respectively.

Holders of Record

As of March 28, 2024, there were 8,867,000 (inclusive of shares included in our units) of our shares of common stock issued and outstanding, held by a total of four (4) record holders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our Board of Directors at such time. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On December 29, 2023, the Company consummated its IPO of 6,900,000 units, which amount includes a partial exercise of the underwriters’ over-allotment option for 800,000 units and 100,000 units registered under a separate registration statement on Form S-1MEF. Each Unit consists of one share of common stock, one full warrant, and one right to receive one-fifth (1/5) of one share of common stock upon the consummation of an initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $69,000,000.

A total of $69,000,000 of the net proceeds from the sale of Units in the initial public offering and the Private Placement (as defined below) was placed in a trust account established for the benefit of the Company’s public stockholders.

In connection with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the sponsor of 2,457,000 warrants (the “private warrants”), generating total proceeds of $2,457,000. The private warrants were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) of the securities Act.

The private warrants are identical to the warrants sold as part of the public units in our IPO. Additionally, the sponsor agreed not to transfer, assign or sell any of the private warrants or underlying securities (except in limited circumstances, as described in our Prospectus) until 180 days after the completion of our initial business combination. The sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the private warrants.

As of February 29, 2024, a total of $69,578,955 was held in a Trust Account established for the benefit of the Company’s public stockholders.

We paid a total of $586,500 in underwriting discounts and commissions (not including the deferred underwriting commission payable at the consummation of our initial business combination.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in Part II, Item 8 (Financial Statements and Supplementary Data) of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report and in the “Risk Factors” section of our Prospectus.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 23, 2021, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. we cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the initial public offering, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $308,792, which consists of formation and operating costs of $309,018, offset by the income tax benefit of $226.

For the year ended December 31, 2022, we had a net loss of $181,003, which consists of formation and operating costs.

Liquidity and Capital Resources

On December 29, 2023, we consummated our IPO of 6,900,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 800,000 units, at $10.00 per unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 2,457,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the sponsor, generating gross proceeds of $2,457,000.

Following the IPO, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $69,000,000 was placed in the trust account. We incurred $4,651,705 consisting of $586,500 of cash underwriting fees, $2,518,500 of deferred underwriting fees, and $1,546,705 of other offering costs.

For the year ended December 31, 2023, cash used in operating activities was $83,200. Net loss of $308,792 was affected by payment of office expenses made by sponsor of $269,251 and a courtesy discount on legal fees of $11,301. Changes in operating assets and liabilities used $32,358 of cash from operating activities.

For the year ended December 31, 2022, cash used in operating activities was $0. Net loss of $181,003 was affected by payment of office expenses made by sponsor of $113,601. Changes in operating assets and liabilities provided $67,402 of cash from operating activities.

As of December 31, 2023, we had $69,000,000 of cash held in the trust account. Through December 31, 2023, we have not withdrawn any interest earned from the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $656,977. We intend to use the funds held outside the trust account to fund our SEC and tax compliance and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. if we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should a business combination not occur, and an extension not be approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern through December 29, 2024, the scheduled liquidation date of the Company if it does not complete a business combination prior to such date. Management plans to complete a business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 29, 2024. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We are party to an administrative services agreement with our sponsor, Bengochea SPAC Sponsors I LLC. Our sponsor has agreed that until the Company consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time.

The underwriters were entitled to a deferred underwriting discount of 3.65% of the gross proceeds of the IPO, or $2,518,500, payable upon the closing of an initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies as of December 31, 2023.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Public Accounting Firm

On May 24, 2023, our Board of Directors ratified the dismissal of Marcum LLP (the “Former Auditor”) as the Company’s independent registered public accounting firm, effective as of May 17, 2023. The dismissal was not due to any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The reports of the Former Auditor on the Company’s financial statements for the period from November 23, 2021 (inception) through December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. For the period from November 23, 2021 (inception) through the date of the Former Auditor’s termination on May 17, 2023, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Auditor would have caused the Former Auditor to make reference thereto in its reports on the financial statements for such period. During the period November 23, 2021 (inception) through the date of the Former Auditor’s termination on May 17, 2023, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided the Former Auditor with a copy of the disclosure it is making herein in connection with its filing of the Prospectus (in which a substantially identical disclosure appears), and requested that the Former Auditor furnish the Company with a copy of its letter addressed to the SEC, stating whether or not the Former Auditor agrees with the statements related to them made by the Company. A copy of the Former Auditor’s letter to the SEC, dated October 18, 2023, was filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-275076), which Amendment No. 2 was filed with the SEC on December 22, 2023, and such copy of the Former Auditor’s letter is filed as Exhibit 16 to this Annual Report and incorporated herein by reference.

On May 24, 2023, the Board of Directors of our company ratified the appointment of MaloneBailey, LLP, as the Company’s new independent registered public accounting firm, effective as of the signing of MaloneBailey, LLP’s engagement letter on May 23, 2023, to perform independent audit services on the balance sheets of our company, as of December 31, 2022, and December 31, 2021, and the related statements of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2022, and for the period from November 23, 2021 (inception) through December 31, 2021.

During the period from November 23, 2021 (inception) to the date of MaloneBailey, LLP’s engagement, May 23, 2023, we, or anyone on our behalf, did not consult with MaloneBailey, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the financial statements of the Company, and no written report or oral advice was provided to the Company by MaloneBailey, LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 28, 2024.

Name	Age	Title
Jose Antonio Bengochea	32	Chief Executive Officer and Director
Brian Turner	63	Chair
Ken Hertz	64	Director
Jane Waxman	58	Chief Financial Officer and Director
William Caragol	57	Chief Operating Officer
Scott Morris	65	Director

Jose Antonio Bengochea, Esq., is our company’s Founder and has served as our Chief Executive Officer since November 2021. Mr. Bengochea is also a member of our Board of Directors. Mr. Bengochea is the Founder and Chief Executive Officer of Bengochea Capital LLC, an investment firm founded in 2020 to pursue frontier asset classes and, through Mr. Bengochea’s network of connections to various industry executives and celebrities, to examine global opportunities in media and entertainment. Bengochea Capital has been present at the Cannes Film Festival, among other prestigious events, and was a registered media entity with the Recording Academy for the 2023 Grammy Awards and is a registered media entity for the upcoming 2024 Grammy Awards. Prior to founding Bengochea Capital, Mr. Bengochea was a part of Sony’s Global Business Development team in Los Angeles from 2018 to 2020. After graduating Harvard Law School and Harvard Business School with a J.D. and M.B.A. in 2017, Mr. Bengochea worked as a corporate attorney at the law firm Jenner & Block in New York City. Mr. Bengochea also holds an A.B. summa cum laude from Harvard University where he designed his own degree, entitled Comparative Imperial History, with a secondary degree in Archaeology.

Brian Turner, our Chair of the Board since inception, has served on numerous public and private companies Boards of Directors since July 2009. Mr. Turner was the Chief Financial Officer of Coinstar Inc. from 2003 until June 2009. Prior to Coinstar, from 2001 to 2003, he served as Senior Vice President of Operations, Chief Financial Officer, and Treasurer of Real Networks, Inc., a digital media and technology company. Prior to Real Networks, from 1999 to 2001, Mr. Turner was employed by Bsquare Corp., a software company, where he initially served as Senior Vice President of Operations, Chief Financial Officer, and Secretary, before being promoted to President and Chief Operating Officer. From 1995 to 1999, Mr. Turner was Chief Financial Officer and Vice President of Administration of Radisys Corp., an embedded software company. Mr. Turner’s experience also includes 13 years at PricewaterhouseCoopers LLP where he held several positions including Director of Corporate Finance. Mr. Turner was formerly Chairman of the Board of Microvision, Inc. (NASDAQ: MVIS), a public company in the lidar space, and is now Chair of the Audit Committee for MVIS. Mr. Turner has also been a director for several private companies. Mr. Turner holds a Bachelors of Business Administration in Accounting and a Bachelors of Arts in Political Science from the University of Washington.

Ken Hertz, a member of our Board of Directors since inception, has served as a Senior Partner in the Los Angeles law firm of Hertz Lichtenstein Young & Polk LLP since 2007. Mr. Hertz and his partners specialize in representing talent, senior executives, entrepreneurs, agencies, and brands in entertainment, fashion, sports, media, and technology industries. Prior to forming the firm, Mr. Hertz had been a partner in Hansen Jacobson & Teller, since 1989. Before that, he was global head of music – business and legal affairs – for The Walt Disney Company. He is also a principal in memBrain – an entertainment marketing and strategy consulting firm that advises a number of C-Suite executives on their company’s entertainment related marketing strategies. memBrain has worked with Intel, McDonald’s, Hasbro, MillerCoors, Li & Fung and Logitech. Mr. Hertz has also been an active early-stage venture investor and advisor since 1997 and is a frequent speaker and commentator on the subjects of entertainment, marketing and convergence. He is often quoted in the New York Times, Los Angeles Times, and Wall Street Journal, has appeared on CNBC’s monthly newsmagazine “Business Nation,” has been an instructor at UCLA’s Anderson Graduate School of Management, Marshall School of Business, Stanford Business School, and an adjunct professor of law at USC. He graduated UCLA with a J.D. in 1984 and U.C. Berkeley in 1981 with a B.S.

Jane Waxman, our Chief Financial Officer and a director since inception, has extensive experience in the film entertainment industry with a diverse background in operations and financial management. Throughout her 30-year tenure at 20th Century Fox from 1990 to 2019, she served in a variety of roles within the finance organization. Most notably, as Executive Vice President and Deputy CFO, she was responsible for driving strategic priorities, setting financial priorities, policies and procedures and controls for the global finance organization. In her roles, she provided financial leadership and guidance to over 300 employees in all finance divisions including film production, theatrical, home entertainment and television marketing and distribution, financial reporting, accounting, corporate compliance, and strategic sourcing. Before joining 20th Century Fox, Ms. Waxman was a Senior Auditor at Ernst & Young. Ms. Waxman earned her bachelor’s degree from the University of California, Santa Barbara. She currently also serves on the board of Jonathan Jaques Children’s Cancer Center at Miller’s Children’s Hospital and served as sponsorship committee co-chair from 2010 to 2017.

William Caragol, our Chief Operating Officer since inception, has over thirty years of experience working with growth stage companies. In 2018, he founded and is the Managing Director of Quidem LLC, a corporate strategic and financial advisory firm. Since July 2021 he has been the Chief Financial Officer of Mainz Biomed N.V. (NASDAQ: MYNZ), a molecular genetics diagnostic company specializing in the early detection of cancer. Since 2015, Mr. Caragol has been Chairman of the Board of Thermomedics, Inc., a privately held medical diagnostic equipment company. Since July 2021, Mr. Caragol has served on the Board of Directors of Worksport Ltd. (NASDAQ: WKSP), a growth stage technology company. Since July 2023, Mr. Caragol has served on the Board of Directors of Janover, Inc. (NASDAQ: JNVR), a B2B fintech marketplace company. From 2021 to 2023, Mr. Caragol served on the Board of Directors and was Chairman of the Audit Committee of Greenbox POS (NASDAQ: GBOX) a financial technology company leveraging proprietary blockchain security to build customized payment solutions. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants.

Scott Morris, a member of our Board of Directors since inception, has been Chairman of Avista (NYSE: AVA) since 2008. Mr. Morris started his career at AVA in 1981. From 2008 to 2019, he served as the Company’s Chief Executive Officer and served as Avista’s President from 2008 to 2018. Prior to that, Mr. Morris was also the company’s Chief Operating Officer. His experiences include management positions in multiple industries, including construction, customer service, and utilities. He is a graduate of Gonzaga University and received his master’s degree from Gonzaga University in organizational leadership. He also attended the Stanford Business School Financial Management Program and the Kidder Peabody School of Financial Management. Mr. Morris serves on the boards of McKinstry Inc. and California Water Service. He is also on the Board of Trustees of Gonzaga University. He has served on a number of Spokane nonprofit and economic development Boards.

Strategic Advisors

Our Strategic Advisors will assist our management team in search of suitable acquisition targets. However, they have no written advisory agreement with us. Moreover, they are not Board members, have no fiduciary obligations to us, will not perform Board or committee functions and will not have any voting or decision-making power. Accordingly, if any of our advisors becomes aware of a business combination which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Nonetheless, we believe them to be powerful assets whose networks, experiences, and accolades make them value-enhancing additions to our team. They are as follows:

Kosaku Yada is the current CEO and co-founder of Westbrook Inc., which he co-founded in 2019 alongside Will Smith, Jada Smith, and Miguel Melendez. Mr. Yada is also a director on the board of the Smith Family Circle, the wealth office of the Smith Family and was the Founding CEO of the Smith Family Circle; a director of the consumer products company JUST Goods, Inc.; a Managing Partner at Dreamers VC; and the owner and operator of a private investment and holding company, The Yada Company. Prior, Mr. Yada had extensive experience building companies and brands in Japan, having founded an early-stage VC company in Tokyo (The Sonar Group). Mr. Yada also founded K2D in 2021, which he sold to a Japanese public entity. Mr. Yada is a graduate of Harvard University (A.B., 2007).

Miguel Melendez is Co-Founder of Westbrook Inc. and Just Water and Partner of Three Six Zero Entertainment. Miguel has been a talent and business management executive for over three decades and has been with the Smith Family for over 20 years. Melendez established and guided the careers of numerous recording artists and international pop acts, including Academy Award and Grammy Award winner Jennifer Hudson, Grammy Award winning artist Robin Thicke and Teddy Riley’s Blackstreet to name a few. Melendez began his career in New York working for Fever Records & Management and as a road manager for pop sensation New Kids on the Block. He went on to found Melendez Entertainment Group, which joined forces with Overbrook Entertainment founders Jada Pinkett Smith, Will Smith and James Lassiter, in 2000. Melendez’s creative partnership with client Jada Pinkett Smith has produced a variety of successful content in both television and film including the Emmy Award winning Facebook Watch series, Red Table Talk, the critically acclaimed TNT series Hawthorne and the Queen Latifah Talk Show for CBS.

Number and Terms of Office of Officers and Directors

We have five directors on our Board of Directors. Our Board of Directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Direction elections will be held at our annual meetings of stockholders. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our organizational documents as it deems appropriate. Our organizational documents provide that our officers may consist of a Chair of the Board (if such individual is also an officer), Vice Chairman of the Board (if such individual is also an officer), Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer. Our Board of Directors, in its discretion, may also elect one or more Vice Presidents (including Executive Vice Presidents and Senior Vice Presidents), Assistant Secretaries, Assistant Treasurers, a Controller and such other officers as in the judgment of the Board of Directors may be necessary or desirable.

Director Independence

Currently Brian Turner, Ken Hertz and Scott Morris are each considered an “independent director” under the NASDAQ listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. The audit committee of our Board of Directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Officer and Director Compensation

None of our officers or directors has or is expected to receive any cash compensation for services rendered to us. We have agreed to pay $12,000 per month to our sponsor, Bengochea SPAC Sponsors I LLC, pursuant to an administrative services agreement pursuant in exchange for management support, administrative, office space, and other services, which amounts our sponsor would have discretion to use as it sees fit in connection with its operations, including, potentially, by making payments to our Chief Executive Officer in his individual capacity because he is also the Chief Executive Officer of our sponsor. Additionally, after our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company (to the extent such an arrangement is negotiated with the prospective target company). For a description of the administrative services agreement and additional details about potential post-business combination consulting, management or other fees, see Part III, Item 11 (Executive Compensation).

Committees of the Board of Directors

Our Board of Directors has four standing committees: an executive committee, an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and subject to certain limited exceptions, NASDAQ rules require that the compensation committee and nominating committee of a listed company be comprised solely of independent directors. Our audit committee, a compensation committee and a nominating and corporate governance committee are each governed by a written charter, which charters are filed as Exhibits 99.1, 99.2, and 99.3 to this Annual Report. In addition, a copy of any or all of these charters will be provided by us without charge upon request.

The Board recently reconstituted committee membership given the recent resignation of one of its directors, and as part of its periodic examination of its size, is currently considering whether five directors is appropriate for the effectiveness of the Board or whether the Board should be expanded.

 Executive Committee

The members of our executive committee are Ken Hertz, Brian Turner and Jose A. Bengochea. Ken Hertz is the chair of the executive committee. The executive committee has been formed for the purpose of broadening potential deal pipeline and sourcing targets from the networks of the executive committee members.

Audit Committee

The members of our audit committee are Brian Turner, Scott Morris, and Ken Hertz, each of whom is an independent director under NASDAQ’s listing standards. Brian Turner is the chair of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NASDAQ’s listing standards. NASDAQ’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that each of Brian Turner and Scott Morris qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Scott Morris, Ken Hertz, and Brian Turner, each of whom is an independent director under NASDAQ’s listing standards. Scott Morris serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the Board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;

●	developing, recommending to the Board and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee Charter, generally provide that person to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on our Board. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

The members of the compensation committee of the Board of Directors are Ken Hertz, Brian Turner, and Scott Morris, each of whom is an independent director under NASDAQ’s listing standards. Ken Hertz is the chair of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our Code of Ethics is filed as Exhibit 14 to this Annual Report. In addition, a copy of the Code of Ethics will be provided by us without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our Board of Directors.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides that:

●	except as may be prescribed by any written agreement with us, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and

●	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities to the fullest extent permitted by Delaware law.

Our officers and directors are, and may in the future become, affiliated with other companies. In order to minimize potential conflicts of interest which may arise from such other corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he or she might have. The foregoing agreement does not restrict our officers from becoming affiliated with other companies in the future which could take priority over our company; however, we believe that such agreement still benefits us because our officers and directors are obligated to present suitable business opportunities to us to the extent that none of their other fiduciary or contractual obligations require them to present it to another entity.

The following table summarizes the pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual(s)	Name of Affiliated Company	Position at Affiliated Company

Jose Antonio Bengochea	Bengochea Capital, LLC Bengochea SPAC Sponsors I LLC	CEO, Founder CEO

Jane Waxman	None	None

William J. Caragol, Jr	Quidem LLC Mainz Biomed N.V. Hawaiian Springs Water Janover, Inc. Worksport Ltd. Thermomedics Inc.	Managing Director CFO Director Director Director Chairman

Brian Virgil Turner	Microvision, Inc. McKinstry Inc. Institute of Systems Biology Ecellix Inc. Netwrix, Inc.	Director, Audit Chair Director, Audit Chair Director, Audit Chair Director Director

	Avista Gonzaga University, Board of Trustees	Chairman of the Board Director
Scott Lawrence Morris
	McKinstry Inc.	Director

	California Water Service	Director

Ken Hertz	Hertz Lichtenstein Young & Polk LLP Membrain, LLC JUST Goods, Inc.	Partner Founder Director, Co-Founder

While the foregoing may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Investors should also be aware of the following additional potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	Unless we consummate our initial business combination, our officers, directors and initial stockholders will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The founder’s shares beneficially owned by our initial stockholders, and the private warrants purchased by our initial stockholders, and any warrants which our officers or directors may purchase in the aftermarket will expire worthless if a business combination is not consummated. This is because our officers and directors and affiliates will not receive liquidation distributions from the trust account with respect to any of the founder’s shares or warrants.

For the foregoing reasons, our Board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain the approval of a majority of our disinterested independent directors. Furthermore, in no event will any of our initial stockholders, members of our management team or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the payment of a total of $12,000 per month to our sponsor in exchange for management support, administrative, office space, and other services, as well as repayment of the loan from our sponsor and reimbursement of any out-of-pocket expenses.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. However, we entered into an administrative services agreement pursuant to which, commencing on the date of the closing of our IPO and lasting for 12 months from such date of closing of our IPO, we will pay $12,000 per month to our sponsor in exchange for management support, administrative, office space, and other services, which amounts our sponsor would have discretion to use as it sees fit in connection with its operations, including, potentially, by making payments to our Chief Executive Officer in his individual capacity because he is also the Chief Executive Officer of our sponsor. This arrangement would be solely pursuant to any agreements between our Chief Executive Officer and our sponsor, to which the Company is not a party, and any such payments would not be intended to provide our Chief Executive Officer with compensation in lieu of a salary for his service as Chief Executive Officer of the Company. Our sponsor, officers and directors, or any affiliate of our sponsor or officers, will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. They may also receive repayment for any loans made by them to us for working capital needs or extending our time to consummate an initial business combination.

No other cash compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate the consummation of our initial business combination (regardless of the type of transaction that it is).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Clawback Policy

As required by the NASDAQ rules, our Board of Directors has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board of Directors in accordance with Section 10D of the Exchange Act and the rules of the Nasdaq Global Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect any contractual rights the individuals below may have to ultimately receive any of the private placement warrants owned by Bengochea SPAC Sponsors I LLC, as the private placement warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock
Jose Antonio Bengochea (2)	385,000	4.34%
Brian Turner (3)	100,000	1.13%
Jane Waxman	40,000	*
William Caragol (4)	80,000	1.04%
Ken Hertz	30,000	*
Scott Morris (5)	45,000	*
Bengochea SPAC Sponsors I LLC (6) (7)	1,695,000	19.11%
All directors and executive officers as a group (6 individuals) (8)	680,000	7.67	%(9)

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Iron Horse Acquisitions Corp., P.O. 2506, Toluca Lake, California 91610. Share amounts indicated for each director and each officer are inclusive of both amounts held by the sponsor on behalf of each individual for their service as a director or officer of the Company as well as amounts held by the sponsor on behalf of each individual, to the extent applicable, in their capacities as investors in the sponsor.
(2)	Figures in this row include 47,500 shares held by the sponsor on behalf of Mr. Bengochea for his service as a director and officer of the Company as well as 337,500 shares held by the sponsor on behalf of Bengochea Capital LLC, a limited liability company controlled solely by Mr. Bengochea, on the basis of funds invested by Bengochea Capital LLC in the sponsor.
(3)	Figures in this row include 45,000 shares held by the sponsor on behalf of Mr. Turner for his service as a director of the Company as well as 55,000 shares held by the sponsor on behalf of Mr. Turner on the basis of funds invested by Mr. Turner in the sponsor.
(4)	Figures in this row include 30,000 shares held by the sponsor on behalf of Mr. Caragol for his service as an officer of the Company as well as 50,000 shares held by the sponsor on behalf of Mr. Caragol on the basis of funds invested by Mr. Caragol in the sponsor.
(5)	Figures in this row include 20,000 shares held by the sponsor on behalf of Mr. Morris for his service as a director of the Company as well as 25,000 shares held by the sponsor on behalf of Mr. Morris on the basis of funds invested by Mr. Morris in the sponsor.
(6)	Prior to the consummation of our IPO, virtually all of the shares of the Company were held by the sponsor. Amounts held by the sponsor are inclusive of (a) amounts held on behalf of directors and officers for their service as such, (b) amounts held on behalf of the various constituent investors in the sponsor, and (c) 252,000 shares in the aggregate which could potentially be forfeited depending on the extent to which the underwriters’ over-allotment option is exercised in connection with our IPO. Excluding amounts held by the sponsor on behalf of directors and officers for their service, prior to the consummation of the offering, the number of shares held by the sponsor is 1,684,500.
(7)	This figure includes shares held by the sponsor on behalf of Ms. Lisa Hatton Harrington, a former member of the Board of Directors who resigned from the Board of Directors on January 21, 2024.
(8)	Figures in this row include all shares held by the sponsor on behalf of our directors and officers as a group, whether such shares are attributable to a director or officer on the basis of his or her service as such or on the basis of funds invested by a director or officer in the sponsor (including, in the case of Mr. Bengochea, funds invested through Bengochea Capital LLC).
(9)	All percentages are approximate, and are based upon a total of 8,867,000 shares of common stock outstanding (inclusive of shares included in our units) as of March 28, 2024.
(*)	Less than 1%, rounded down to the nearest 0.1%

Our initial stockholders own approximately 22% of the issued and outstanding shares of common stock. Because of the ownership block held by our officers, directors and initial stockholders, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the founder’s shares outstanding prior to the date of our IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of 180 days after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder’s shares.

Our sponsor has also agreed not to transfer, assign or sell any of the private warrants and underlying securities (except in connection with the same limited exceptions that the founder’s shares may be transferred as described above) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private warrants will likely be worthless.

In order to meet our working capital needs following the consummation of our IPO, our initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, on a non-interest bearing basis, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of our initial business combination, without interest. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

Our executive officers are our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In November 2021, we issued 5,750,000 shares of common stock to Bengochea SPAC Sponsors I LLC, for $25,000 in cash, at a purchase price of approximately $0.00435 per share, in connection with our organization. In September 2022, the initial stockholders surrendered 2,875,000 shares of common stock, resulting in there being an aggregate of 2,875,000 founder’s shares outstanding. In September 2023, the initial stockholders surrendered 943,000 shares of common stock for no consideration, resulting in there being an aggregate of 1,932,000 founder’s shares outstanding shares of common stock. Bengochea SPAC Sponsors I LLC shall subsequently transfer, in connection with the consummation of our initial business combination, certain of such shares to our officers, directors and other individuals at the same price originally paid for such shares. Following the expiration date for the over-allotment option exercise described in our Prospectus, our initial stockholders forfeited an aggregate of 32,200 shares of common stock in proportion to the portion of the over-allotment option that was not exercised by the underwriters in our IPO.

The holders of our founder’s shares issued and outstanding on the date of this Annual Report, as well as the holders of the Representative Shares, private warrants and any warrants our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to a registration rights agreement we entered into on December 27, 2023. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder’s shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, private warrants and warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding anything to the contrary, EF Hutton may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this Annual Report forms a part. In addition, EF Hutton may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this Annual Report forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to the closing of our IPO, our sponsor agreed to loan us up to $1,500,000 to be used for a portion of the expenses of the IPO. As of December 31, 2023, we had borrowed $557,781 (of up to $1,500,000 available to us) which remains outstanding after a partial repayment in connection with the Private Placement under the promissory note with our sponsor, which was used to pay a portion of the expenses of our IPO referenced in the line items above for SEC registration fee, FINRA filing fee, any non-refundable portion of the NASDAQ listing fee not covered by EF Hutton, a portion of the legal and audit fees and other offering expenses. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business combination or, at the holder’s discretion, if funds allow. The principal balance may be prepaid at any time.

We will pay $12,000 per month to our sponsor in exchange for management support, administrative, office space, and other services. We will cease paying these monthly fees 12 months from the date of the close of our IPO. See “Executive Compensation” for further information relating to this payment and the possibility that some portion of the amount may be paid by our sponsor to our Chief Executive Officer.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

Other than the foregoing payments, no compensation or fees of any kind will be paid to our initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial stockholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $1,500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment of $12,000 per month to our sponsor in exchange for management support, administrative, office space, and other services. We will cease paying these monthly fees 12 months from the date of the consummation of our IPO.

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of non-interest-bearing extension loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to extend the time we have to consummate an intended initial business combination. Such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

NASDAQ listing standards require that a majority of our Board of Directors be independent. We comply with this requirement. For a description of the director independence, see Part III, Item 10 (Directors, Executive Officers and Corporate Governance).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of MaloneBailey, LLP (“MaloneBailey”) acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees billed by MaloneBailey for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $115,000 and $40,000, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. For the year ended December 31, 2023 and 2022, The aggregate fees billed by MaloneBailey for tax compliance, tax advice and tax planning services totaled $13,000 and $0, respectively.

All Other Fees. For the year ended December 31, 2023 and 2022, MaloneBailey did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.5	Warrant Agreement, dated December 27, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
4.6	Rights Agreement, dated December 27, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
4.7	Description of Registrant’s Securities
10.1	Investment Management Trust Agreement, dated December 27, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.2	Stock Escrow Agreement, dated December 27, 2023, among the Company, Continental Stock Transfer & Trust Company, and Bengochea SPAC Sponsors I LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.3	Private Warrant Subscription Agreement, dated December 27, 2023, between the Company and Bengochea SPAC Sponsors I LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.4	Letter Agreements, dated December 27, 2023, with Bengochea SPAC Sponsors I LLC and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.5	Indemnity Agreements, dated December 27, 2023, with each of the Company’s directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.6	Registration Rights Agreement, dated December 27, 2023, among the Company, Bengochea SPAC Sponsors I LLC, and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.7	Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
10.8	Administrative Services Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
16	Letter of Marcum LLP to the Securities and Exchange Commission, dated October 18, 2023 (incorporated by reference to Exhibit 16 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2024	IRON HORSE ACQUISITIONS CORP.

	By:	/s/ Jose Bengochea
	Name:	Jose A. Bengochea
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jose Bengochea	Chief Executive Officer	April 1, 2024
Jose Bengochea	(Principal Executive Officer) and Director

/s/ Jane Waxman	Chief Financial Officer and Director	April 1, 2024
Jane Waxman	(Principal Financial and Accounting Officer)

/s/ Brian Turner	Chair of the Board	April 1, 2024
Brian Turner

/s/ William Caragol	Chief Operating Officer	April 1, 2024
William Caragol

/s/ Scott Morris	Director	April 1, 2024
Scott Morris

/s/ Ken Hertz	Director	April 1, 2024
Ken Hertz

IRON HORSE ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Iron Horse Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Iron Horse Acquisitions Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. Additionally, the Company has a net capital deficiency. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2023.

Houston, Texas

April 1, 2024

IRON HORSE ACQUISITIONS CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$656,977	$—
Prepaid expenses	33,157	—
Total Current Assets	690,134	—
Deferred offering costs	—	671,667
Cash held in trust account	69,000,000	—
Total Assets	$69,690,134	$671,667

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$70,810	$70,011
Accrued offering costs	221,914	106,250
Overallotment liability	11,135	—
Promissory note – related party	557,781	670,780
Total Current Liabilities	861,640	847,041
Deferred underwriting fee payable	2,518,500	—
Total Liabilities	3,380,140	847,041

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.00 per share at December 31, 2023 and none at December 31, 2022	69,000,000	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 1,999,200 and 1,932,000 shares issued and outstanding (excluding 6,900,000 and 0 shares subject to possible redemption) at December 31, 2023 and 2022, respectively (1)	200	193
Additional paid-in capital	—	24,807
Accumulated deficit	(2,690,206)	(200,374)
Total Stockholders’ Deficit	(2,690,006)	(175,374)
Total Liabilities and Stockholders’ Deficit	$69,690,134	$671,667

(1)	Includes an aggregate of 32,200 and 256,200 shares of common stock subject to forfeiture, at December 31, 2023 and 2022, respectively, by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full (Note 6).

The accompanying notes are an integral part of these financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Formation and operational costs	$309,018	$181,003
Loss from operations	(309,018)	(181,003)

Other income:
Interest earned on marketable securities held in Trust Account	—	—
Total other income	—	—

Loss before provision for income taxes	(309,018)	(181,003)
Provision for income taxes	226	—
Net loss	$(308,792)	$(181,003)

Basic and diluted weighted average shares outstanding of redeemable shares	71,429	—
Basic and diluted net loss per common share, redeemable shares	$(0.17)	$—
Basic weighted average shares outstanding of non-redeemable shares(1)	1,709,423	1,708,000
Basic net loss per common share, non-redeemable shares	$(0.17)	$(0.11)
Diluted weighted average shares outstanding of non-redeemable shares(1)	1,764,192	1,708,000
Diluted net loss per common share, non-redeemable shares	$(0.17)	$(0.11)

(1)	Excludes an aggregate of 32,200 and 256,200 shares of common stock subject to forfeiture, at December 31, 2023 and 2022, respectively, by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full (Note 6).

The accompanying notes are an integral part of these financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	—	$—	1,932,000	$193	$24,807	$(19,371)	$5,629

Net loss	—	—	—	—	—	(181,003)	(181,003)

Balance - December 31, 2022(1)	—	—	1,932,000	193	24,807	(200,374)	(175,374)

Issuance of founder shares	—	—	32,200	3	(3)	—	—

Sale of units at initial public offering	6,900,000	69,000,000	—	—	—	—	—

Sale of 2,457,000 private placement warrants	—	—	—	—	2,457,000	—	2,457,000

Fair Value of public warrants at issuance	—	—	—	—	43,470	—	43,470

Fair value of rights included in public units	—	—	—	—	3,283,710	—	3,283,710

Allocated value of transaction costs to Common Stock	—	—	—	—	(275,665)	—	(275,665)

Issuance of Representative Shares	—		35,000	4	—	—	4

Remeasurement of Common Stock subject to possible redemption	—	—	—	—	(5,533,319)	(2,181,040)	(7,714,359)

Net loss	—	—	—	—	—	(308,792)	(308,792)
Balance - December 31, 2023(1)	6,900,000	$69,000,000	1,999,200	$200	$—	$(2,690,206)	$(2,690,006)

(1)	Includes an aggregate of 32,200 and 256,200 shares of common stock subject to forfeiture, at December 31, 2023 and 2022, respectively, by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full (Note 6).

The accompanying notes are an integral part of these financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(308,792)	$(181,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of office expenses made by sponsor	269,251	113,601
Courtesy discount on legal fees	(11,301)	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,157)	—
Accounts payable and accrued expenses	799	67,402
Net cash used in operating activities	(83,200)	—

Cash Flows from Investing Activities:
Investment of cash into trust Account	(69,000,000)	—
Net cash used in investing activities	(69,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	68,413,500	—
Proceeds from sale of private placements warrants	2,457,000	—
Repayment of promissory note - related party	(1,014,523)	—
Payment of offering costs	(115,800)	—
Net cash provided by financing activities	69,740,177	—

Net Change in Cash and cash equivalents	656,977	—
Cash and cash equivalents – Beginning of period	—	—
Cash and cash equivalents – End of period	$656,977	$—

Non-Cash investing and financing activities:
Remeasurement of Common Stock subject to possible redemption	$7,714,359	$—
Deferred underwriting fee payable	$2,518,500	$—
Issuance of representative shares	$4	$—
Issuance of founder shares	$3	$—
Offering costs included in accrued offering costs	$221,914	$106,250
Offering costs paid via promissory notes	$632,273	$507,986

The accompanying notes are an integral part of these financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Iron Horse Acquisitions Corp. (the “Company”) was incorporated in Delaware on November 23, 2021 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

At December 31, 2023, the Company had not yet commenced any operations. All activity from November 23, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 26, 2023. On December 29, 2023, the Company consummated the Initial Public Offering of 6,900,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,457,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Bengochea SPAC Sponsors I LLC (the “sponsor”), generating gross proceeds of $2,457,000, which is described in Note 4.

Transaction costs amounted to $4,651,705 consisting of $586,500 of cash underwriting fees, $2,518,500 of deferred underwriting fees, and $1,546,705 of other offering costs.

The Company Units were listed on the Nasdaq Global Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination (net of taxes payable and deferred underwriting commissions), although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Initial Public Offering on December 29, 2023, an amount of $69,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any shares of common stock included in the Units being sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of common stock if it does not complete the Initial Business Combination within 12 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for a Business Combination within such 12-month period), provided that, pursuant to the terms of the amended and restated certificate of incorporation and the trust agreement entered into between the Company and the Trust Account, the only way to extend the time available for the Company to consummate its initial business combination in the absence of a charter amendment, is for the sponsor, upon at least five days’ advance notice prior to the applicable deadline, to deposit into the trust account $229,770, or $233,600 if the underwriters’ over-allotment option is exercised in full ($0.0333 per unit in either case), or an aggregate of $459,540, or $467,199 if the over-allotment option is exercised in full, for each three-month extension, on or prior to the date of the applicable deadline; and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. If the Company is unable to consummate an initial business combination within such time period, the Company will redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company for taxes (and less up to $100,000 of interest which can be used for liquidation expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, certain interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares of common stock sold as part of the units in the Initial Public Offering (“Public Stockholders”) with the opportunity to convert their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares will agree to vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares pursuant to letter agreements executed prior to the Initial Public Offering.

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which Public Stockholders may seek to convert their Public Shares, regardless of whether they vote for or against the proposed Business Combination. Alternatively, the Company may conduct a tender offer and allow conversions in connection therewith. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such proposed Business Combination or not voting at all will be entitled to demand that his Public Shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). Holders of warrants sold as part of the Units will not be entitled to vote on the Proposed Business Combination and will have no conversion or liquidation rights with respect to the shares of common stock underlying such warrants.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds from the sale of the Private Warrants not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for common stock will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than approximately $10.00.

Going Concern Consideration

As of December 31, 2023, the Company had cash of $656,977 and a working capital deficit of $171,506. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until December 29, 2024 (or June 29, 2025 if we extend the period of time to consummate a Business Combination by the full amount of time) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by December 29, 2024 (or June 29, 2025, if extended), there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 29, 2024 (or June 29, 2025, if extended). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further the impact of this actions and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $656,977 and $0 in cash as of December 31, 2023 and 2022, respectively, and no cash equivalents.

Cash Held in Trust Account

At December 31, 2023, the assets held in the Trust Account amounting to $69,000,000 were held in cash. As of December 31, 2022, there were no funds deposited in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset of $82,463 and $17,795, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.1% and 0.3% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets related to organization expenses.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2023, the common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(43,470)
Proceeds allocated to Public Rights	(3,283,710)
Proceeds allocated to over-allotment option	(11,135)
Common stock issuance cost	(4,376,044)
Plus:
Remeasurement of carrying value to redemption value	7,714,359
Common stock subject to possible redemption, December 31, 2023	$69,000,000

Net Loss per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Remeasurement of carrying value to redemption value of redeemable shares of common stock is excluded from losses per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the rights and warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights and warrants are contingent upon the occurrence of future events. At December 31, 2023, the rights and warrants are exercisable to purchase 1,380,000 and 9,357,000 shares of common stock, respectively, in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net loss per common stock since the inclusion of such rights and warrants would be anti-dilutive. The rights and warrants cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net loss per common stock
Numerator:
Allocation of net loss	$(12,385)	$(296,407)	$—	$(181,003)
Denominator:
Basic weighted average shares outstanding	71,429	1,709,423	—	1,708,000
Basic net loss per common stock	$(0.17)	$(0.17)	$—	$(0.11)
Diluted net loss per common stock
Numerator:
Allocation of net loss	$(12,016)	$(296,776)	$—	$(181,003)
Denominator:
Diluted weighted average shares outstanding	71,429	1,764,192	—	1,708,000
Diluted net loss per common stock	$(0.17)	$(0.17)	$—	$(0.11)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 as of January 1, 2022. The impact to our balance sheet was not material.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one redeemable warrant (the “Warrants”), and one right to one-fifth (1/5) of one share of common stock upon the consummation of the Company’s initial business combination, so you must hold rights in multiples of 5 in order to receive shares for all of your rights upon closing of a combination. Each Warrant offered in the Initial Public Offering is exercisable to purchase one share of the Company’s common stock at an exercise price of $11.50.

Each Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 12-month period allotted (or up to 18 months if the Company extends the time to complete a business combination) to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period commencing at any time after the shares underlying the warrants have become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Note 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the sponsor purchased an aggregate of 2,457,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $2,457,000 in the aggregate, in a private placement. The Private Warrants is identical to the warrants sold as a part of the Units being offered in the Initial Public Offering. The holders have agreed not to transfer, assign or sell any of the Private Warrants or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

Note 5 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares (as defined in Note 6), Representative Shares, and Private Placement Warrants (as defined below), as well as any warrants that may be issued in payment of Working Capital Loans made to Company, are entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Placement Warrants and warrants issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EF Hutton may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EF Hutton may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 915,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units.

The underwriters were entitled to a cash underwriting discount of 0.85% of the gross proceeds of the Initial Public Offering, or $586,500, paid upon the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.65% of the gross proceeds of the Initial Public Offering, or $2,518,500, payable upon the closing of an initial Business Combination.

Note 6 — RELATED PARTY TRANSACTIONS

Founder’s Shares

In November 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In September 2022, 2,875,000 Founder Shares were returned to the Company for no consideration bringing the total issued Founder Shares to 2,875,000. In September 2023, 943,000 Founder Shares were returned to the Company for no consideration bringing the total issued Founder Shares to 1,932,000, as retrospectively presented in the financial statements. In December 2023, the Company determined to issue an additional 32,200 Founder Shares to maintain the proportionate share of the sponsor in the Company, resulting in the sponsor holding 1,964,200 Founder Shares. The Founder Shares include an aggregate of up to 32,200 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the holders will collectively own 22% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering. The holders of the Founder Shares will agree not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) 180 days after the completion of a Business and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note — Related Party

On November 30, 2021, and as amended on July 11, 2022, November 1, 2022, May 15, 2023, June 30, 2023, and October 4, 2023, the Company issued a $1,500,000 (as amended), principal amount unsecured promissory note to the sponsor, which is an affiliate of the Company’s Chief Executive Officer. This loan is non-interest bearing, unsecured and repayable upon either (a) the date on which the Company consummates its initial business transaction (such date, the “Maturity Date”) or, at the Company’s discretion, if funds allow, or (b) the date on which the Company consummates the Initial Public Offering. As of December 31, 2023 and 2022, there were $557,781 and $670,780, respectively, outstanding under the promissory note.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by Bengochea SPAC Sponsors I LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay a total of $12,000 per month to the sponsor in exchange for management support, administrative, office space, and other services. The Company will cease paying these monthly fees 12 months from the date of the Initial Public offering. As of December 31, 2023, the Company incurred and accrued an amount of $2,400 for administrative services fees. As of December 31, 2022, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, if there are excess proceeds, upon consummation of Initial Public Offering. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of December 31, 2023 and 2022, no Working Capital Loans were outstanding.

Note 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there are no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, 1,999,200 and 1,932,000 shares of common stock were issued and outstanding, excluding 6,900,000 and 0 shares of common stock subject to possible redemption, respectively. The issued and outstanding shares includes 32,200 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full so that the holders of the Founder Shares will represent approximately 22% of the issued and outstanding common stock after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering). All of these shares were placed into an escrow account on the closing of the Initial Public Offering. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial business combination, or earlier if, subsequent to the initial business combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Rights

Each holder of a right will receive one-fifth (1/5) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the shares of common stock will receive in the transaction on an as- converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive one-fifth (1/5) of one share underlying each right (without paying additional consideration).

Additionally, in no event will the Company be required to net cash settle the rights. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights. Accordingly, the rights may expire worthless.

Representative Shares

The Company issued to EF Hutton and/or its designees in the Initial Public Offering 35,000 Representative Shares at the time of the consummation of Initial Public Offering. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed they will (i) waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price (the “closing price”) of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period commencing at any time after the shares underlying the warrants have become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the common stock issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those common stock is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each Public Warrant being exercised.

The Warrants issued in the Private Placement (“Private Placement Warrants”) will be identical to the Public Warrants, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of December 31, 2023, there were 6,900,000 public warrants and 2,457,000 private warrants outstanding. As of December 31, 2022, no warrants were outstanding.

Note 8 — INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2023 and 2022.

The Company’s net deferred tax liabilities are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$1,962	$1,058
Startup Costs	80,501	16,737
Total deferred tax assets	82,463	17,795
Valuation allowance	(82,463)	(17,795)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$(226)	$—
Deferred	(64,668)	(16,145)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	64,668	16,145
Income tax provision	$(226)	$—

As of December 31, 2023 and 2022, the Company had a total of $4,306 and $4,480, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $64,668 and $16,145, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Valuation allowance	(20.9)%	(20.7)%
Income tax provision	0.1%	0.3%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2023
Assets:
Cash held in Trust Account	1	$69,000,000
Liabilities:
Over-allotment option	3	$11,135
Equity:
Fair value of Public Warrants for common stock subject to possible redemption allocation	3	$43,470
Fair value of Public Rights for common stock subject to possible redemption allocation	3	$3,283,710

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of over-allotment liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The public warrants and rights were valued using Monte Carlo models. The public warrants and rights have been classified within stockholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants and rights:

December 29, 2023
Market price of public stock	$9.52
Term (years)	2.38
Risk-free rate	4.07%
Volatility	3.27%

Note 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based on this review, except as set forth below, the Company did not identify any subsequent events, other than the settlement of the Omnia lawsuit, that would have required adjustment or disclosure in the financial statements.

On March 11, 2024, the Company settled an outstanding lawsuit against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”).