Form 10-Q
period 2024-03-31
Iron Horse Acquisitions Corp.
filed 2024-05-14
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-275076

IRON HORSE ACQUISITIONS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-4105289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 2506
Toluca Lake, CA 91610

(Address of principal executive offices)

(310) 290-5383

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IROH	The Nasdaq Stock Market LLC
Rights	IROHR	The Nasdaq Stock Market LLC
Units	IROHU	The Nasdaq Stock Market LLC
Warrants	IROHW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2024, 8,867,000 shares of common stock, par value $0.0001 per share, were issued and outstanding (inclusive of shares included in our units).

IRON HORSE ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRON HORSE ACQUISITIONS CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023

Assets
Current assets
Cash	$179,323	$656,977
Prepaid expenses	25,914	33,157
Due from Sponsor	206,500	—
Prepaid insurance	132,415	—
Total Current Assets	544,152	690,134

Marketable securities held in Trust Account	69,854,916	69,000,000
Total Assets	$70,399,068	$69,690,134

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$213,489	$70,810
Accrued offering costs	115,000	221,914
Income taxes payable	210,889	—
Overallotment liability	—	11,135
Promissory note – related party	557,781	557,781
Total Current Liabilities	1,097,159	861,640
Deferred underwriting fee payable	2,518,500	2,518,500
Total Liabilities	3,615,659	3,380,140

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.09 and $10.00 per share at March 31, 2024 and December 31, 2023, respectively	69,597,365	69,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 1,967,000 and 1,999,200 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively (1)	197	200
Additional paid-in capital	—	—
Accumulated deficit	(2,814,153)	(2,690,206)
Total Stockholders’ Deficit	(2,813,956)	(2,690,006)
Total Liabilities and Stockholders’ Deficit	$70,399,068	$69,690,134

(1)	At December 31, 2023, includes an aggregate of 32,200 Founder Shares subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Formation and operational costs(1)	$479,858	$104,532
Loss from operations	(479,858)	(104,532)

Other income:
Change in fair value of over-allotment option liability	11,135	—
Gain on lawsuit settlements	295,000	—
Interest earned on marketable securities held in Trust Account	858,253	—
Total other income	1,164,388	—

Income (Loss) before provision for income taxes	684,530	(104,532)
Provision for income taxes	(211,115)	—
Net income (loss)	$473,415	$(104,532)

Basic and diluted weighted average shares outstanding of redeemable shares	6,900,000	—

Basic and diluted net income per common share, redeemable shares	$0.05	$—

Basic and diluted weighted average shares outstanding of non-redeemable shares(2)	1,967,000	1,680,000

Basic and diluted net income (loss) per common share, non-redeemable shares	$0.05	$(0.06)

(1)	Includes $50,657 and $2,000 franchise tax expense for the three months ended March 31, 2024 and 2023, respectively.

(2)	At March 31, 2023, excludes an aggregate of 252,000 Founder Shares subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units, reducing the Founder Shares subject to forfeiture to 32,200. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023(1)	6,900,000	$69,000,000	1,999,200	$200	$—	$(2,690,206)	$(2,690,006)

Forfeiture of Founder Shares	—	—	(32,200)	(3)	3	—	—

Remeasurement of Common Stock subject to possible redemption	—	597,365	—	—	(3)	(597,362)	(597,365)

Net income	—	—	—	—	—	473,415	473,415
Balance – March 31, 2024(1)	6,900,000	$69,597,365	1,967,000	$197	$—	$(2,814,153)	$(2,813,956)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022(1)	—	$—	1,932,000	$193	$24,807	$(200,374)	$(175,374)

Net loss	—	—	—	—	—	(104,532)	(104,532)
	—	—
Balance – March 31, 2023	—	$—	1,932,000	$193	$24,807	$(304,906)	$(279,906)

(1)	Includes an aggregate of 32,200 and 252,000 shares of common stock subject to forfeiture, at December 31, 2023 and 2022, respectively, by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units, reducing the Founder Shares subject to forfeiture to 32,200. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$473,415	$(104,532)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(858,253)	—
Change in fair value of overallotment liability	(11,135)	—
Payment of office expenses made by sponsor	—	95,323
Changes in operating assets and liabilities:
Prepaid expenses	7,243	—
Prepaid insurance	(132,415)	—
Due from Sponsor	(206,500)	—
Accounts payable and accrued expenses	142,679	9,209
Income taxes payable	210,889	—
Net cash used in operating activities	(374,077)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise taxes	3,337	—
Net cash provided by investing activities	3,337	—

Cash Flows from Financing Activities:
Payment of accrued offering costs	(106,914)	—
Net cash used in financing activities	(106,914)	—

Net Change in Cash	(477,654)	—
Cash – Beginning of period	656,977	—
Cash – End of period	$179,323	$—

Non-Cash investing and financing activities:
Offering Costs included in Accrued Offering Costs	$—	$68,791
Payment of Offering Costs included in Promissory Note	$—	$186,565
Remeasurement of Common Stock subject to possible redemption	$597,365	$—

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

At March 31, 2024, the Company had not yet commenced any operations. All activity from November 23, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the Initial Public Offering (the “IPO), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company has selected December 31 as its fiscal year-end.

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Going Concern Consideration

As of March 31, 2024, the Company had cash of $179,323 and a working capital deficit of $553,007. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until December 29, 2024 (or June 29, 2025 if we extend the period of time to consummate a Business Combination by the full amount of time) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by December 29, 2024 (or June 29, 2025, if extended), there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 29, 2024 (or June 29, 2025, if extended). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, conflicts in the Middle East and around the Red Sea and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $179,323 and $656,977 in cash as of March 31, 2024 and December 31, 2023, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

As of March 31, 2024, the Company invested substantially all the assets held in the Trust Account in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through March 31, 2024, the Company withdrew $3,337 of interest earned on the Trust Account. At March 31, 2024 and December 31, 2023, the assets held in Trust Account amounted to $69,854,916 and $69,000,000, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes that the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. For the three months ended March 31, 2024 and 2023 the Company incurred $50,657 and $2,000 of franchise tax, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset of $152,165 and $82,463, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate was 30.84% and 0.00% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to the valuation allowance on the deferred tax assets related to organization expenses and the change in fair value of over-allotment option liability.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes for the three months ended March 31, 2024 was $211,115 and income taxes payable as of March 31, 2024 was $210,889.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Rights and Warrants were charged to stockholders’ deficit at the completion of the IPO.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2024 and December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

At March 31, 2024 and December 31, 2023, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(43,470)
Proceeds allocated to Public Rights	(3,283,710)
Proceeds allocated to over-allotment option	(11,135)
Common stock issuance cost	(4,376,044)
Plus:
Remeasurement of carrying value to redemption value	7,714,359
Common stock subject to possible redemption, December 31, 2023	$69,000,000
Plus:
Remeasurement of carrying value to redemption value	597,365
Common stock subject to possible redemption, March 31, 2024	$69,597,365

Net Income (Loss) per Common Stock

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

The calculation of diluted loss per share does not consider the effect of the rights and warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights and warrants are contingent upon the occurrence of future events. At March 31, 2024, the rights and warrants are exercisable to purchase 1,380,000 and 9,357,000 shares of common stock, respectively, in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net loss per common stock since the inclusion of such rights and warrants would be anti-dilutive. The rights and warrants cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and Diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$368,396	$105,019	$—	$(104,532)
Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	1,967,000	—	1,680,000
Basic and diluted net income (loss) per common stock	$0.05	$0.05	$—	$(0.06)

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date. At December 31, 2023, the over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the over-allotment option liability was derecognized in the statement of operations.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 915,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder’s Shares

In November 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In September 2022, 2,875,000 Founder Shares were returned to the Company for no consideration bringing the total issued Founder Shares to 2,875,000. In September 2023, 943,000 Founder Shares were returned to the Company for no consideration bringing the total issued Founder Shares to 1,932,000, as retrospectively presented in the financial statements. In December 2023, the Company determined to issue an additional 32,200 Founder Shares to maintain the proportionate share of the sponsor in the Company, resulting in the sponsor holding 1,964,200 Founder Shares. The Founder Shares include an aggregate of up to 32,200 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the holders will collectively own 22% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares. The holders of the Founder Shares will agree not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) 180 days after the completion of a Business and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Promissory Note — Related Party

On November 30, 2021, and as amended on July 11, 2022, November 1, 2022, May 15, 2023, June 30, 2023, and October 4, 2023, the Company issued a $1,500,000 (as amended), principal amount unsecured promissory note to the sponsor, which is an affiliate of the Company’s Chief Executive Officer. This loan is non-interest bearing, unsecured and repayable upon either (a) the date on which the Company consummates its initial business transaction (such date, the “Maturity Date”) or, at the Company’s discretion, if funds allow, or (b) the date on which the Company consummates the Initial Public Offering. As of March 31, 2024 and December 31, 2023, there was $557,781 outstanding under the promissory note.

Due from Sponsor

On January 4, 2024, the Company initiated a lawsuit against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”) by filing a complaint in the U.S. District Court for the Southern District of New York, Case No. 1:24-cv-00048 alleging that Omnia had breached the Pre-Purchase Agreement. The Company and Omnia have agreed to an amicable resolution of the lawsuit on mutually acceptable terms and without admission of fault by any party. On March 11, 2024, the Company settled an outstanding lawsuit against Omnia and the Sponsor received the net lawsuit settlement amount of $206,500 on behalf of the Company ($295,000 gross settlement less $88,500 legal fees incurred). The net settlement amount received by the Sponsor is due to the Company as of March 31, 2024.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by Bengochea SPAC Sponsors I LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay a total of $12,000 per month to the sponsor in exchange for management support, administrative, office space, and other services. The Company will cease paying these monthly fees 12 months from the date of the Initial Public offering. For the three months ended March 31, 2024, the Company incurred an amount of $33,600 for administrative services fees, of which $12,000 is included in accrued expenses in the accompanying balance sheets. For the three months ended March 31, 2023, the Company did not incur any fees for these services. As of December 31, 2023, the Company incurred an amount of $2,400 for administrative services fees, all of which was included in accrued expenses in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, if there are excess proceeds, upon consummation of Initial Public Offering. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of March 31, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there are no shares of preferred stock issued and outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, 1,967,000 and 1,999,200 shares of common stock were issued and outstanding, respectively, excluding 6,900,000 shares of common stock subject to possible redemption. The issued and outstanding shares includes 32,200 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full so that the holders of the Founder Shares will represent approximately 22% of the issued and outstanding common stock after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering). All of these shares were placed into an escrow account on the closing of the Initial Public Offering. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial business combination, or earlier if, subsequent to the initial business combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of March 31, 2024 and December 31, 2023, there were 6,900,000 public warrants and 2,457,000 private warrants outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account	1	$69,854,916	$69,000,000

The following table presents information about the Company’s derivative financial instrument and equity instruments that are measured at fair value at December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2023
Liabilities:
Over-allotment option	3	$11,135
Equity:
Fair value of Public Warrants for common stock subject to possible redemption allocation	3	$43,470
Fair value of Public Rights for common stock subject to possible redemption allocation	3	$3,283,710

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheets. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of over-allotment liability in the statement of operations. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the over-allotment option liability was derecognized in the statement of operations.

The Company accounted for warrants and rights issued at the Company’s IPO under equity treatment, as such, no subsequent measurement is required.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Iron Horse Acquisitions Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bengochea SPAC Sponsors I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the initial public offering, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $473,415, which consists of change in fair value of overallotment liability of $11,135, gain on lawsuit settlements of $295,000 and interest earned on marketable securities held in Trust Account of $858,253, offset by formation and operating costs of $479,858 and provision for income taxes of $211,115.

For the three months ended March 31, 2023, we had a net loss of $104,532, which consists of formation and operating costs.

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

For the three months ended March 31, 2024, cash used in operating activities was $374,077. Net income of $473,415 was affected by the change in fair value of overallotment liability of $11,135 and interest earned on marketable securities held in Trust Account of $858,253. Changes in operating assets and liabilities provided $21,896 of cash from operating activities.

For the three months ended March 31, 2023, there was no cash used in operating activities. Net loss of $104,532 was affected by payment of office expenses made by a sponsor of $95,323. Changes in operating assets and liabilities provided $9,209 of cash from operating activities.

As of March 31, 2024, we had $69,854,916 of cash held in the trust account. Through March 31, 2024, we have withdrawn $3,337 of interest earned from the marketable securities held in trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $179,323. We intend to use the funds held outside the trust account to fund our SEC and tax compliance and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should a business combination not occur, and an extension not be approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern through December 29, 2024, the scheduled liquidation date of the Company if it does not complete a business combination prior to such date. Management plans to complete a business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by December 29, 2024. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies as of March 31, 2024.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Other than the above-mentioned (and now settled) lawsuit against Omnia, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Quarterly Report.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 29, 2023, we consummated the initial public offering of 6,900,000 Units, which amount includes partial exercise of the underwriters’ over-allotment option for 800,000 Units registered pursuant to a registration statement on Form S-1MEF (File No. 333-276282) pursuant to Rule 462(b) under the Securities Act of 1933, as amended, filed on December 27, 2023, in addition to the Units registered pursuant to the registration statement on Form S-1 (File No. 333-275076) with respect to the IPO. Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), one full warrant, and one right to receive one-fifth (1/5) of one share of Common Stock upon the consummation of an initial business combination (as described in the organizational documents and in Company’s registration statements). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement with the Sponsor of 2,457,000 warrants, generating total proceeds of $2,457,000.

A total of $69,000,000 of the net proceeds from the sale of Units in the IPO and the net proceeds from the Private Placement was placed in a trust account established for the benefit of the public shareholders.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON HORSE ACQUISITIONS CORP.

Date: May 14, 2024	By:	/s/ Jose Antonio Bengochea
	Name:	Jose Antonio Bengochea
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Jane Waxman
	Name:	Jane Waxman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)