Form 10-Q
period 2024-06-30
Iron Horse Acquisitions Corp.
filed 2024-08-14
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41898

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

As of August 11, 2024, 8,867,000 shares of common stock, par value $0.0001 per share, were issued and outstanding (inclusive of shares included in our units).

IRON HORSE ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRON HORSE ACQUISITIONS CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash	$91,446	$656,977
Prepaid expenses	54,235	33,157
Due from Sponsor	6,500	—
Prepaid insurance	87,274	—
Total Current Assets	239,455	690,134

Marketable securities held in Trust Account	70,753,290	69,000,000
Total Assets	$70,992,745	$69,690,134

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$187,197	$70,810
Accrued offering costs	75,000	221,914
Income taxes payable	388,931	—
Overallotment liability	—	11,135
Promissory note – related party	557,781	557,781
Total Current Liabilities	1,208,909	861,640
Deferred underwriting fee payable	2,518,500	2,518,500
Total Liabilities	3,727,409	3,380,140

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.18 and $10.00 per share as of June 30, 2024 and December 31, 2023, respectively	70,264,359	69,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 1,967,000 and 1,999,200 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively(1)	197	200
Additional paid-in capital	—	—
Accumulated deficit	(2,999,220)	(2,690,206)
Total Stockholders’ Deficit	(2,999,023)	(2,690,006)
Total Liabilities and Stockholders’ Deficit	$70,992,745	$69,690,134

(1)	At December 31, 2023, includes an aggregate of 32,200 Founder Shares subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Formation and operational costs(1)	$238,406	$60,320	$718,264	$164,852
Loss from operations	(238,406)	(60,320)	(718,264)	(164,852)

Other income:
Change in fair value of over-allotment option liability	—	—	11,135	—
Gain on lawsuit settlements	—	—	295,000	—
Unrealized loss on marketable securities held in Trust Account	(33,053)	—	(33,053)	—
Interest earned on marketable securities held in Trust Account	931,428	—	1,789,681	—
Total other income	898,375	—	2,062,763	—

Income (Loss) before provision for income taxes	659,969	(60,320)	1,344,499	(164,852)
Provision for income taxes	(178,042)	—	(389,157)	—
Net income (loss)	$481,927	$(60,320)	$955,342	$(164,852)

Basic and diluted weighted average shares outstanding of redeemable shares	6,900,000	$—	6,900,000	—
Basic and diluted net income per common share, redeemable shares	$0.05	$—	$0.11	$—
Basic and diluted weighted average shares outstanding of non-redeemable shares(2)	1,967,000	1,680,000	1,967,000	1,680,000
Basic and diluted net income (loss) per common share, non-redeemable shares	$0.05	$(0.04)	$0.11	$(0.10)

(1)	For the three months ended June 30, 2024 and 2023, includes $50,000 and $3,000 franchise tax expense, respectively. For the six months ended June 30, 2024 and 2023, includes $100,658, and $5,000 franchise tax expense, respectively.

(2)	As of June 30, 2023, excludes an aggregate of 252,000 Founder Shares subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units, reducing the Founder Shares subject to forfeiture to 32,200. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023(1)	6,900,000	$69,000,000	1,999,200	$200	$—	$(2,690,206)	$(2,690,006)

Forfeiture of Founder Shares	—	—	(32,200)	(3)	3	—	—

Remeasurement of Common Stock subject to possible redemption	—	597,365	—	—	(3)	(597,362)	(597,365)

Net income	—	—	—	—	—	473,415	473,415

Balance – March 31, 2024	6,900,000	$69,597,365	1,967,000	$197	$—	$(2,814,153)	$(2,813,956)

Remeasurement of Common Stock subject to possible redemption	—	666,994	—	—	—	(666,994)	(666,994)

Net income	—	—	—	—	—	481,927	481,927

Balance – June 30, 2024(1)	6,900,000	$70,264,359	1,967,000	$197	$—	$(2,999,220)	$(2,999,023)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022(1)	—	$—	1,932,000	$193	$24,807	$(200,374)	$(175,374)

Net loss	—	—	—	—	—	(104,532)	(104,532)

Balance – March 31, 2023	—	$—	1,932,000	$193	$24,807	$(304,906)	$(279,906)

Net loss	—	—	—	—	—	(60,320)	(60,320)

Balance – June 30, 2023	—	$—	1,932,000	$193	$24,807	$(365,226)	$(340,226)

(1)	Includes an aggregate of 32,200 and 252,000 shares of common stock subject to forfeiture, at December 31, 2023 and 2022, respectively, by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units, reducing the Founder Shares subject to forfeiture to 32,200. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$955,342	$(164,852)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,789,681)	—
Payment of office expenses made by sponsor	—	132,644
Unrealized loss on marketable securities held in Trust Account	33,053
Change in fair value of overallotment liability	(11,135)
Changes in operating assets and liabilities:
Prepaid expenses	(21,078)	—
Prepaid insurance	(87,274)	—
Due from Sponsor	(6,500)	—
Accounts payable and accrued expenses	116,387	32,208
Accrued offering costs	(5,000)	—
Income taxes payable	388,931	—
Net cash used in operating activities	(426,955)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise taxes	3,338	—
Net cash provided by investing activities	3,338	—

Cash Flows from Financing Activities:
Payment of accrued offering costs	(141,914)	—
Net cash used in financing activities	(141,914)	—

Net Change in Cash	(565,531)	—
Cash – Beginning of period	656,977	—
Cash – End of period	$91,446	$—

Non-Cash investing and financing activities:
Offering Costs included in Accrued Offering Costs	$—	$129,974
Payment of Offering Costs included in Promissory Note	$—	$219,035
Remeasurement of Common Stock subject to possible redemption	$1,264,359	$—

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity from November 23, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the Initial Public Offering (the “IPO), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company has selected December 31 as its fiscal year-end.

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

JUNE 30, 2024

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

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds from the sale of the Private Placement Warrants not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for common stock will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than approximately $10.00.

Going Concern Consideration

As of June 30, 2024, the Company had cash of $91,446 and a working capital deficit of $969,454. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until December 29, 2024 (or June 29, 2025 if we extend the period of time to consummate a Business Combination by the full amount of time) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by December 29, 2024 (or June 29, 2025, if extended), there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 29, 2024 (or June 29, 2025, if extended). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

JUNE 30, 2024

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on April 1, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $91,446 and $656,977 in cash as of June 30, 2024 and December 31, 2023, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

As of June 30, 2024, the Company invested substantially all the assets held in the Trust Account in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through June 30, 2024, the Company withdrew $3,338 of interest earned on the Trust Account. As of June 30, 2024 and December 31, 2023, the assets held in Trust Account amounted to $70,753,290 and $69,000,000, respectively.

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. For the three and six months ended June 30, 2024, the Company incurred $50,000 and $100,658 of franchise tax, respectively. For the three and six months ended June 30, 2023, the Company incurred $3,000 and $5,000 of franchise tax, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset of $191,613 and $82,463, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate was 26.98% and 0.00% for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was 28.94% and 0.00% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to the valuation allowance on the deferred tax assets related to organization expenses and the change in fair value of over-allotment option liability.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes for the three and six months ended June 30, 2024 was $178,042 and $389,157, respectively, and income taxes payable as of June 30, 2024 was $388,931.

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public common stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of June 30, 2024 and December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

As of June 30, 2024 and December 31, 2023, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(43,470)
Proceeds allocated to Public Rights	(3,283,710)
Proceeds allocated to over-allotment option	(11,135)
Common stock issuance cost	(4,376,044)
Plus:
Remeasurement of carrying value to redemption value	7,714,359
Common stock subject to possible redemption, December 31, 2023	$69,000,000
Plus:
Remeasurement of carrying value to redemption value	1,264,359
Common stock subject to possible redemption, June 30, 2024	$70,264,359

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

The calculation of diluted loss per share does not consider the effect of the rights and warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights and warrants are contingent upon the occurrence of future events. As of June 30, 2024, the rights and warrants are exercisable to purchase 1,380,000 and 9,357,000 shares of common stock, respectively, in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net loss per common stock since the inclusion of such rights and warrants would be anti-dilutive. The rights and warrants cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and Diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$375,019	$106,908	$—	$(60,320)	$743,415	$211,927	$—	$(164,852)
Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	1,967,000	—	1,680,000	6,900,000	1,967,000	—	1,680,000
Basic and diluted net income (loss) per common stock	$0.05	$0.05	$—	$(0.04)	$0.11	$0.11	$—	$(0.10)

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the sponsor purchased an aggregate of 2,457,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $2,457,000 in the aggregate, in a private placement. The Private Placement Warrants are identical to the warrants sold as a part of the Units being offered in the Initial Public Offering. The holders have agreed not to transfer, assign or sell any of the Private Placement Warrants or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder’s Shares

In November 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In September 2022, 2,875,000 Founder Shares were returned to the Company for no consideration bringing the total issued Founder Shares to 2,875,000. In September 2023, 943,000 Founder Shares were returned to the Company for no consideration bringing the total issued Founder Shares to 1,932,000, as retrospectively presented in the financial statements. In December 2023, the Company determined to issue an additional 32,200 Founder Shares to maintain the proportionate share of the sponsor in the Company, resulting in the sponsor holding 1,964,200 Founder Shares. The Founder Shares include an aggregate of up to 32,200 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the holders will collectively own 22% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering). On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares. The holders of the Founder Shares will agree not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) 180 days after the completion of a Business and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Promissory Note — Related Party

On November 30, 2021, and as amended on July 11, 2022, November 1, 2022, May 15, 2023, June 30, 2023, and October 4, 2023, the Company issued a $1,500,000 (as amended), principal amount unsecured promissory note to the sponsor, which is an affiliate of the Company’s Chief Executive Officer. This loan is non-interest bearing, unsecured and repayable upon either (a) the date on which the Company consummates its initial business transaction (such date, the “Maturity Date”) or, at the Company’s discretion, if funds allow, or (b) the date on which the Company consummates the Initial Public Offering. As of June 30, 2024 and December 31, 2023, there was $557,781 outstanding under the promissory note.

Due from Sponsor

On January 4, 2024, the Company initiated a lawsuit against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”) by filing a complaint in the U.S. District Court for the Southern District of New York, Case No. 1:24-cv-00048 alleging that Omnia had breached the Pre-Purchase Agreement. The Company and Omnia have agreed to an amicable resolution of the lawsuit on mutually acceptable terms and without admission of fault by any party. On March 11, 2024, the Company settled an outstanding lawsuit against Omnia and the Sponsor received the net lawsuit settlement amount of $206,500 on behalf of the Company ($295,000 gross settlement less $88,500 legal fees incurred). During the three months ended June 30, 2024, the Sponsor wired a total of $200,000 to the Company as remittance of the lawsuit settlement. The remaining $6,500 lawsuit settlement amount received by the Sponsor is due to the Company as of September 30, 2024.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by Bengochea SPAC Sponsors I LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay a total of $12,000 per month to the sponsor in exchange for management support, administrative, office space, and other services. The Company will cease paying these monthly fees 12 months from the date of the Initial Public offering. For the three and six months ended June 30, 2024, the Company incurred and paid an amount of $36,000 and $69,600 for administrative services fees, respectively. For the three and six months ended June 30, 2023, the Company did not incur any fees for these services. As of December 31, 2023, the Company incurred an amount of $2,400 for administrative services fees, all of which was included in accrued expenses in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, if there are excess proceeds, upon consummation of Initial Public Offering. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of June 30, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there are no shares of preferred stock issued and outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, 1,967,000 and 1,999,200 shares of common stock were issued and outstanding, respectively, excluding 6,900,000 shares of common stock subject to possible redemption. The number of shares of common stock issued and outstanding gives effect to the February 2024 forfeiture of 32,200 shares of common stock, which were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. All of these shares were placed into an escrow account on the closing of the Initial Public Offering. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial business combination, or earlier if, subsequent to the initial business combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

JUNE 30, 2024

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of June 30, 2024 and December 31, 2023, there were 6,900,000 public warrants and 2,457,000 private warrants outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account	1	$70,753,290	$69,000,000

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

JUNE 30, 2024

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the initial public offering, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $481,927, which consists of interest earned on marketable securities held in Trust Account of $931,428, offset by formation and operating costs of $238,406, unrealized loss on marketable securities held in Trust Account of $33,053 and provision for income taxes of $178,042.

For the six months ended June 30, 2024, we had a net income of $955,342, which consists of change in fair value of overallotment liability of $11,135, gain on lawsuit settlements of $295,000 and interest earned on marketable securities held in Trust Account of $1,789,681, offset by formation and operating costs of $718,264, unrealized loss on marketable securities held in Trust Account of $33,053 and provision for income taxes of $389,157.

For the three and six months ended June 30, 2023, we had a net loss of $60,320 and $164,852, respectively, which consists of formation and operating costs.

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

For the six months ended June 30, 2024, cash used in operating activities was $426,955. Net income of $955,342 was affected by the change in fair value of overallotment liability of $11,135, unrealized loss on marketable securities held in Trust Account of $33,053, and interest earned on marketable securities held in Trust Account of $1,789,681. Changes in operating assets and liabilities provided $385,466 of cash from operating activities.

For the six months ended June 30, 2023, there was no cash used in operating activities. Net loss of $164,852 was affected by payment of office expenses made by a sponsor of $132,644. Changes in operating assets and liabilities provided $32,208 of cash from operating activities.

As of June 30, 2024, we had $70,753,290 of cash held in the trust account. Through June 30, 2024, we have withdrawn $3,338 of interest earned from the marketable securities held in trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $91,446. We intend to use the funds held outside the trust account to fund our SEC and tax compliance and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies as of June 30, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

IRON HORSE ACQUISITIONS CORP.

Date: August 14, 2024	By:	/s/ Jose Antonio Bengochea
	Name:	Jose Antonio Bengochea
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Jane Waxman
	Name:	Jane Waxman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)