Form 10-Q
period 2024-09-30
Iron Horse Acquisitions Corp.
filed 2024-11-12
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(310) 290-5383

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IROH	The Nasdaq Stock Market LLC
Rights	IROHR	The Nasdaq Stock Market LLC
Units	IROHU	The Nasdaq Stock Market LLC
Warrants	IROHW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2024, 8,867,000 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding (inclusive of shares included in our units).

IRON HORSE ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRON HORSE ACQUISITIONS CORP.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023

Assets
Current assets
Cash	$3,084	$656,977
Prepaid expenses	26,083	33,157
Prepaid insurance	42,132	—
Total Current Assets	71,299	690,134

Marketable securities held in Trust Account	71,697,384	69,000,000
Total Assets	$71,768,683	$69,690,134

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$309,842	$70,810
Accrued offering costs	75,000	221,914
Income taxes payable	576,691	—
Overallotment liability	—	11,135
Promissory note – related party	557,781	557,781
Total Current Liabilities	1,519,314	861,640
Deferred underwriting fee payable	2,518,500	2,518,500
Total Liabilities	4,037,814	3,380,140

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.29 and $10.00 per share as of September 30, 2024 and December 31, 2023, respectively	70,970,693	69,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 1,967,000 and 1,999,200 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023, respectively(1)	197	200
Additional paid-in capital	—	—
Accumulated deficit	(3,240,021)	(2,690,206)
Total Stockholders’ Deficit	(3,239,824)	(2,690,006)
Total Liabilities and Stockholders’ Deficit	$71,768,683	$69,690,134

(1)	At December 31, 2023, includes an aggregate of 32,200 Founder Shares subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Formation and operational costs(1)	$290,801	$137,134	$1,009,065	$301,986
Loss from operations	(290,801)	(137,134)	(1,009,065)	(301,986)

Other income:
Change in fair value of over-allotment option liability	—	—	11,135	—
Gain on lawsuit settlements	—	—	295,000	—
Unrealized gain (loss) on marketable securities held in Trust Account	28,138	—	(4,915)	—
Interest earned on marketable securities held in Trust Account	915,956	—	2,705,637	—
Total other income, net	944,094	—	3,006,857	—

Income (Loss) before provision for income taxes	653,293	(137,134)	1,997,792	(301,986)
Provision for income taxes	(187,760)	—	(576,917)	—
Net income (loss)	$465,533	$(137,134)	$1,420,875	$(301,986)

Basic and diluted weighted average shares outstanding of redeemable shares	6,900,000	—	6,900,000	—
Basic and diluted net income per common share, redeemable shares	$0.05	$—	$0.16	$—
Basic and diluted weighted average shares outstanding of non-redeemable shares(2)	1,967,000	1,680,000	1,967,000	1,680,000
Basic and diluted net income (loss) per common share, non-redeemable shares	$0.05	$(0.08)	$0.16	$(0.18)

(1)	For the three months ended September 30, 2024 and 2023, includes $50,000 and $2,500 franchise tax expense, respectively. For the nine months ended September 30, 2024 and 2023, includes $150,658, and $7,500 franchise tax expense, respectively.

(2)	As of September 30, 2023, excludes an aggregate of 252,000 Founder Shares subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units, reducing the Founder Shares subject to forfeiture to 32,200. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023(1)	6,900,000	$69,000,000	1,999,200	$200	$—	$(2,690,206)	$(2,690,006)

Forfeiture of Founder Shares	—	—	(32,200)	(3)	3	—	—

Remeasurement of Common Stock subject to possible redemption	—	597,365	—	—	(3)	(597,362)	(597,365)

Net income	—	—	—	—	—	473,415	473,415

Balance – March 31, 2024	6,900,000	$69,597,365	1,967,000	$197	$—	$(2,814,153)	$(2,813,956)

Remeasurement of Common Stock subject to possible redemption	—	666,994	—	—	—	(666,994)	(666,994)

Net income	—	—	—	—	—	481,927	481,927

Balance – June 30, 2024	6,900,000	$70,264,359	1,967,000	$197	$—	$(2,999,220)	$(2,999,023)

Remeasurement of Common Stock subject to possible redemption	—	706,334	—	—	—	(706,334)	(706,334)

Net income	—	—	—	—	—	465,533	465,533

Balance – September 30, 2024(1)	6,900,000	$70,970,693	1,967,000	$197	$—	$(3,240,021)	$(3,239,824)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022(1)	—	$—	1,932,000	$193	$24,807	$(200,374)	$(175,374)

Net loss	—	—	—	—	—	(104,532)	(104,532)

Balance – March 31, 2023	—	$—	1,932,000	$193	$24,807	$(304,906)	$(279,906)

Net loss	—	—	—	—	—	(60,320)	(60,320)

Balance – June 30, 2023	—	$—	1,932,000	$193	$24,807	$(365,226)	$(340,226)

Net loss	—	—	—	—	—	(137,134)	(137,134)

Balance – September 30, 2023	—	$—	1,932,000	$193	$24,807	$(502,360)	$(477,360)

(1)	Includes an aggregate of 32,200 and 252,000 shares of common stock subject to forfeiture, at December 31, 2023 and 2022, respectively, by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units, reducing the Founder Shares subject to forfeiture to 32,200. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,420,875	$(301,986)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,705,637)	—
Payment of office expenses made by sponsor	—	179,664
Unrealized loss on marketable securities held in Trust Account	4,915	—
Change in fair value of overallotment liability	(11,135)	—
Changes in operating assets and liabilities:
Prepaid expenses	7,074	—
Prepaid insurance	(42,132)	—
Accounts payable and accrued expenses	239,032	—
Accrued offering costs	(5,000)	122,322
Income taxes payable	576,691	—
Net cash used in operating activities	(515,317)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise taxes	3,338	—
Net cash provided by investing activities	3,338	—

Cash Flows from Financing Activities:
Payment of accrued offering costs	(141,914)	—
Net cash used in financing activities	(141,914)	—

Net Change in Cash	(653,893)	—
Cash – Beginning of period	656,977	—
Cash – End of period	$3,084	$—

Non-Cash investing and financing activities:
Offering Costs included in Accrued Offering Costs	$—	$23,617
Payment of Offering Costs included in Promissory Note	$—	$352,772
Remeasurement of Common Stock subject to possible redemption	$1,970,693	$—

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not yet commenced any operations. All activity from November 23, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the Initial Public Offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company has selected December 31 as its fiscal year-end.

The registration statement for the IPO was declared effective on December 26, 2023. On December 29, 2023, the Company consummated the IPO of 6,900,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000 which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 2,457,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Bengochea SPAC Sponsors I LLC (the “sponsor”), generating gross proceeds of $2,457,000, which is described in Note 4.

Transaction costs amounted to $4,651,705 consisting of $586,500 of cash underwriting fees, $2,518,500 of deferred underwriting fees, and $1,546,705 of other offering costs.

The Units were listed on the Nasdaq Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”). Pursuant to Nasdaq’s listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination (net of taxes payable and deferred underwriting commissions), although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to affect a Business Combination successfully.

Following the closing of the IPO on December 29, 2023, an amount of $69,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Company’s trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”) and invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination, (ii) the redemption of any shares of common stock included in the Units sold in the IPO that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of common stock if it does not complete its initial Business Combination within 12 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company extends the time to complete a Business Combination as provided in its amended and restated certificate of incorporation), provided that, pursuant to the terms of the amended and restated certificate of incorporation and the investment management trust agreement entered into between the Company and the Trustee, the only way to extend the time available for the Company to consummate its initial business combination in the absence of a charter amendment is for the sponsor, upon at least five days’ advance notice prior to the applicable deadline, to deposit into the trust account $229,770, or $233,600 if the underwriters’ over-allotment option is exercised in full, or an aggregate of $459,540, or $467,199 if the over-allotment option is exercised in full, for each three-month extension, on or prior to the date of the applicable deadline, and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. If the Company is unable to consummate an initial business combination within such time period, the Company will redeem 100% of its outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for taxes (and less up to $100,000 of interest which can be used for liquidation expenses) divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, certain interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The Company, after signing a definitive agreement for the acquisition of a target business and in connection with consummating such a Business Combination, is required to provide stockholders who acquired shares of common stock sold as part of the Units in the IPO (“Public Stockholders”) with the opportunity to have the Company redeem their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares (as defined in Note 6) agreed to vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares pursuant to letter agreements executed prior to the IPO.

The Company will seek stockholder approval of any initial Business Combination at a meeting called for such purpose in connection with which Public Stockholders may seek to convert their Public Shares, regardless of whether they vote for or against the proposed Business Combination. Alternatively, the Company may conduct a tender offer and allow conversions in connection therewith. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such proposed Business Combination or not voting at all will be entitled to demand that his Public Shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). Holders of warrants sold as part of the Units will not be entitled to vote on the Proposed Business Combination and will have no conversion or liquidation rights with respect to the shares of common stock underlying such warrants.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds from the sale of the Private Placement Warrants not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for the Public Shares will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption/conversion price may be less than $10.00.

Going Concern Consideration

As of September 30, 2024, the Company had cash of $3,084 and a working capital deficit of $1,448,015. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until December 29, 2024 (or June 29, 2025 if we extend the period of time to consummate a Business Combination by the full amount of time) (“Combination Period”) to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by December 29, 2024 (or June 29, 2025, if extended), there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 29, 2024 (or June 29, 2025, if extended). The Company intends to continue to seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

SEPTEMBER 30, 2024

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

Business Combination Agreement

On September 29, 2024, the Company entered into a business combination agreement, dated as of September 27, 2024 (the “Business Combination Agreement”), with Rosey Sea Holdings Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Seller”) and the owner of 100% of the issued and outstanding capital stock of Zhong Guo Liang Tou Group Limited, a company incorporated and existing under the laws of the British Virgin Islands (the “Target”).

The Business Combination Agreement provides, among other things, that the Company will purchase from Seller the ordinary shares of the Target in exchange for shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), as a result of which the Target will become a wholly owned subsidiary of the Company. Assuming that holders of Common Stock eligible to have the Company redeem all or a portion of their shares of Common Stock in connection with the proposals to be presented to the Company’s stockholders at a meeting of such stockholders (the “Stockholder Meeting”) to approve (the “Stockholders’ Approval”) the Business Combination Agreement and the transactions contemplated thereby and by the related agreements (the “Transactions”) and certain related proposals (collectively, the “Transaction Proposals”) for a pro rata share of the funds on deposit in the Trust Account, the Company will issue to Seller 47,888,000 shares of Common Stock (the “Consideration”) pursuant to the Business Combination Agreement. The number of shares of Common Stock constituting the Consideration will be reduced on a one-for-one basis by the number of shares of Common Stock that remain in the Trust Account immediately prior to the closing of the Transactions (the “Closing”), such that if no eligible shares are redeemed, the number of shares of Common Stock constituting the Consideration will be 40,988,000.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Representations and Warranties; Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type including representations and warranties with respect to the Target made by Seller. In addition, the parties agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of the Company and the Target and its subsidiaries during the period between the execution of the Business Combination Agreement and the Closing. Each of Seller and the Company also agreed to use reasonable best efforts to obtain all material consents and approvals of third parties that the parties are required to obtain in order to consummate the Transactions, and to take or cause such other action as may be reasonably necessary or as the other party may reasonably request to consummate the Transactions as soon as practicable. Additionally, the parties have agreed not to facilitate, negotiate or enter into competing transactions, as further provided in the Business Combination Agreement.

The Company and Seller also agreed, among other things, that during the period between the execution of the Business Combination Agreement and the Closing, to the extent permitted by applicable law, they will, and will cause their subsidiaries to, allow the other party and its representatives to continue to conduct due diligence investigations and examinations of the Target and its subsidiaries (on the part of the Company) or the Company (on the part of Seller), and cooperate with the other party and its representatives regarding all other due diligence matters, including document requests.

The Company agreed to take all action within its power so that immediately following the Closing, the Company’s board of directors will consist of no fewer than five individuals, two of whom may be designated by the Company’s sponsor, and a majority of whom must qualify as independent directors under applicable stock exchange regulations, and that shall comply with all diversity requirements under applicable law. Seller agreed to take all action within its power so that immediately following the Closing, the board of directors of the Target and each subsidiary thereof consist of directors designated in writing by the Company and that complies with applicable law.

Conditions to Each Party’s Obligations

Under the Business Combination Agreement, the obligations of the Company to consummate the Transactions are subject to the satisfaction or waiver of certain closing conditions, including, without limitation: (i) the Stockholders’ Approval having been obtained; (ii) all regulatory approvals, consents, actions, inactions, or waivers necessary or advisable to lawfully complete the Transactions having been obtained, expired or terminated, as applicable; (iii) the registration statement containing the proxy statement/prospectus to be filed by the Company with the Securities and Exchange Commission (the “SEC”) relating to the shares of Common Stock to be issued pursuant to the Business Combination Agreement (the “Registration Statement”) becoming effective under the Securities Act of 1933, as amended (the “Securities Act”), no stop order suspending the effectiveness of the Registration Statement having been issued, and no proceeding seeking such a stop order having been threatened or initiated by the SEC and not withdrawn; (iv) the Common Stock to be issued in connection with the Transactions having been approved for listing on Nasdaq; (v) no order or law having been issued by any governmental entity, securities exchange or similar body that is then in effect or pending and that has the effect of making the Transactions illegal or that otherwise prevents or prohibits consummation of the Transactions; (vi) the representations and warranties of Seller being true and correct, subject to the materiality standards contained in the Business Combination Agreement; (vii) material compliance by Seller with its pre-closing covenants; (viii) the absence of a Company Material Adverse Effect (as defined in the Business Combination Agreement); (ix) Seller having executed the Shareholder Support Agreement and the Lock-Up Agreement (each as defined below); and (x) the Company having completed and being reasonably satisfied with its due diligence review of the Target.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Under the Business Combination Agreement, the obligations of Seller to consummate the Transactions are subject to the satisfaction or waiver of certain closing conditions, including, without limitation: (i) the representations and warranties of the Company being true and correct, subject to the materiality standards contained in the Business Combination Agreement; (ii) material compliance by the Company with its pre-closing covenants; and (iii) the absence of an Acquiror Material Adverse Effect (as defined in the Business Combination Agreement).

Termination

The Business Combination Agreement provides that it may be terminated, and the Transactions abandoned, under certain customary and limited circumstances, including, without limitation: (i) upon the mutual written consent of Seller and the Company; (ii) by either Seller or the Company if any governmental entity, court, securities exchange or similar body shall have issued an order that has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions and such order shall have become final and nonappealable; (iii) by Seller within 10 business days after the Company changes its recommendation with respect to the Transaction Proposals; (iv) by either Seller or the Company if the Company holds the Stockholder Meeting and the Stockholders’ Approval is not received; (v) by the Company if Seller has not delivered required audited and unaudited financial statements of the Target by certain dates; (vi) by either Seller or the Company if the other is in breach of any of its representations, warranties, covenants or agreements set forth in the Business Combination Agreement such that certain conditions to the Closing cannot be satisfied and such breach is not capable of being cured or is not cured within 30 days after receipt of notice of such breach; or (vii) by either Seller or the Company if the Closing has not occurred on or before September 1, 2025.

Neither Seller nor the Company is required to pay a termination fee or reimburse the other for its expenses as a result of a termination of the Business Combination Agreement. Each of them will, however, remain liable for willful and material breaches of the Business Combination Agreement prior to termination.

Trust Account Waiver

Seller agreed that neither it nor its affiliates will have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

Other Agreements

The Business Combination Agreement provides that, subsequent to the execution and delivery of the Business Combination Agreement, Seller, the Company and the Target will enter into a voting and support agreement pursuant to which, among other things, Seller will agree that it will not transfer and will vote its ordinary shares of the Target in favor of the Business Combination Agreement (including by execution of a written consent) and the Transactions, and that it will take such other actions as may be necessary to further its performance of the Business Combination Agreement and the consummation of the Transactions (the “Shareholder Support Agreement”).

The Business Combination Agreement also provides that, subsequent to the execution and delivery of the Business Combination Agreement, Seller, the Company and the Company’s sponsor will enter into a voting support agreement pursuant to which, among other things, the sponsor will agree that it will not transfer and will vote its shares of Common Stock and the Company’s preferred stock, or any additional shares of Common Stock or the Company’s preferred stock that it acquires prior to the Stockholder Meeting, in favor of the Business Combination Agreement and the Transactions and each of the Transaction Proposals.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The Business Combination Agreement provides that, subsequent to the execution and delivery of the Business Combination Agreement, Seller will enter into lock-up agreements with the Company pursuant to which, among other things, Seller will agree that it will not sell, for the period set forth therein, the shares of Common Stock it receives under the Business Combination Agreement (the “Lock-Up Agreement”).

Finally, the Business Combination Agreement provides that the Company and Seller will at the Closing enter into a registration rights agreement pursuant to which, among other things, the Company will agree to provide Seller with certain rights relating to the registration for resale of the shares of Common Stock it receives under the Business Combination Agreement.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on April 1, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not applicable to emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,084 and $656,977 in cash as of September 30, 2024 and December 31, 2023, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

As of September 30, 2024, the Company invested substantially all the assets held in the Trust Account in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through September 30, 2024, the Company withdrew $3,338 of interest earned on the Trust Account. As of September 30, 2024 and December 31, 2023, the assets held in Trust Account amounted to $71,697,384 and $69,000,000, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution that, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes that the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. For the three and nine months ended September 30, 2024, the Company incurred $50,000 and $150,658 of franchise tax, respectively. For the three and nine months ended September 30, 2023, the Company incurred $2,500 and $7,500 of franchise tax, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset of $246,142 and $82,463, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate was 28.74% and 0.00% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was 28.88% and 0.00% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to the valuation allowance on the deferred tax assets related to organization expenses and the change in fair value of over-allotment option liability.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes for the three and nine months ended September 30, 2024 was $187,760 and $576,917, respectively, and income taxes payable as of September 30, 2024 was $576,691.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Public Rights and Warrants were charged to stockholders’ deficit at the completion of the IPO.

Redeemable Share Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Common Stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of September 30, 2024 and December 31, 2023, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

As of September 30, 2024 and December 31, 2023, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(43,470)
Proceeds allocated to Public Rights	(3,283,710)
Proceeds allocated to over-allotment option	(11,135)
Common Stock issuance cost	(4,376,044)
Plus:
Remeasurement of carrying value to redemption value	7,714,359
Common Stock subject to possible redemption, December 31, 2023	$69,000,000
Plus:
Remeasurement of carrying value to redemption value	1,970,693
Common Stock subject to possible redemption, September 30, 2024	$70,970,693

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Remeasurement of carrying value to redemption value of redeemable shares of Common Stock is excluded from losses per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the rights and warrants issued in connection with the (i) IPO, and (ii) the private placement as the exercise of the rights and warrants are contingent upon the occurrence of future events. As of September 30, 2024, the rights and warrants are exercisable to purchase 1,380,000 and 9,357,000 shares of Common Stock, respectively, in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net loss per share of Common Stock as the inclusion of such rights and warrants would be anti-dilutive. The rights and warrants cannot be converted to shares of Common Stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per share of Common Stock (in dollars, except per share amounts):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and Diluted net income (loss) per share of Common Stock
Numerator:
Allocation of net income (loss)	$362,262	$103,271	$—	$(137,134)	$1,105,677	$315,198	$—	$(301,986)
Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	1,967,000	—	1,680,000	6,900,000	1,967,000	—	1,680,000
Basic and diluted net income (loss) per share of Common Stock	$0.05	$0.05	$—	$(0.08)	$0.16	$0.16	$—	$(0.18)

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the shares of Common Stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 6,900,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock, one redeemable warrant (the “Public Warrants”), and one right to one-fifth of one share of Common Stock upon the consummation of the Company’s initial Business Combination, so a Warrant holder must hold rights in multiples of five in order to receive shares for all of its rights upon the closing of an initial Business Combination. Each Public Warrant is exercisable to purchase one share of Common Stock at an exercise price of $11.50.

Each Public Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 12-month period allotted (or up to 18 months if the Company extends the time to complete a Business Combination as provided in its amended and restated certificate of incorporation) to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the shares of Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period commencing at any time after the Public Warrants have become exercisable and ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the sponsor purchased an aggregate of 2,457,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $2,457,000 in the aggregate, in a private placement. The terms of the Private Placement Warrants are identical to those of the Public Warrants, other than as described in Note 7. The holders have agreed not to transfer, assign or sell any of the Private Placement Warrants or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Representative Shares (as defined in Note 7), and Private Placement Warrants, as well as any warrants that may be issued in payment of Working Capital Loans (as defined in Note 6) made to the Company, are entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Placement Warrants and warrants issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EF Hutton may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EF Hutton may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 915,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired.

The underwriters were entitled to a cash underwriting discount of 0.85% of the gross proceeds of the IPO, or $586,500, paid upon the closing of the IPO. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.65% of the gross proceeds of the IPO, or $2,518,500, payable upon the closing of an initial Business Combination.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2021, the Company issued an aggregate of 5,750,000 shares of Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In September 2022, 2,875,000 Founder Shares were returned to the Company for no consideration bringing the total issued Founder Shares to 2,875,000. In September 2023, 943,000 Founder Shares were returned to the Company for no consideration bringing the total issued Founder Shares to 1,932,000, as retrospectively presented in the financial statements. In December 2023, the Company determined to issue an additional 32,200 Founder Shares to maintain the proportionate share of the sponsor in the Company, resulting in the sponsor holding 1,964,200 Founder Shares. The Founder Shares included an aggregate of up to 32,200 shares subject to forfeiture by the holders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the holders would collectively own 22% of the Company’s issued and outstanding shares after the IPO (assuming the initial stockholders did not purchase any Public Shares in the IPO). On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the sponsor holding an aggregate of 1,932,000 Founder Shares. The holders of the Founder Shares agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) 180 days after the completion of a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their Common Stock for cash, securities or other property.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Promissory Note — Related Party

On November 30, 2021, and as amended on July 11, 2022, November 1, 2022, May 15, 2023, June 30, 2023, and October 4, 2023, the Company issued a $1,500,000 (as amended) principal amount unsecured promissory note to the sponsor, which is an affiliate of the Company’s Chief Executive Officer. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of September 30, 2024 and December 31, 2023, there was $557,781 outstanding under the promissory note.

Due from Sponsor

On January 4, 2024, the Company initiated a lawsuit against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”) by filing a complaint in the U.S. District Court for the Southern District of New York, Case No. 1:24-cv-00048 alleging that Omnia had breached the Pre-Purchase Agreement by and between the Company and Omnia, dated as of May 12, 2023. The Company and Omnia have agreed to an amicable resolution of the lawsuit on mutually acceptable terms and without admission of fault by any party. On March 11, 2024, the Company settled an outstanding lawsuit against Omnia and the sponsor received the net lawsuit settlement amount of $206,500 on behalf of the Company ($295,000 gross settlement less $88,500 legal fees incurred). As of September 30, 2024, all payments due pursuant to the settlement have been made.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by the sponsors. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay a total of $12,000 per month to the sponsor in exchange for management support, administrative services fees, office space, and other services. The Company will cease paying these monthly fees 12 months from the date of the IPO. For the three and nine months ended September 30, 2024, the Company incurred $36,000 and $105,600 and paid $36,000 and $108,000, respectively, for administrative services fees. For the three and nine months ended September 30, 2023, the Company did not incur any fees for these services. As of December 31, 2023, the Company incurred an amount of $2,400 for administrative services fees, all of which was included in accrued expenses in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, if there are excess proceeds. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of September 30, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there are no shares of preferred stock issued and outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock. As of September 30, 2024 and December 31, 2023, 1,967,000 and 1,999,200 shares of Common Stock, respectively, were issued and outstanding, excluding 6,900,000 shares of Common Stock subject to possible redemption. The number of shares of Common Stock issued and outstanding gives effect to the February 2024 forfeiture of 32,200 shares of Common Stock, which were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. All of these shares were placed into an escrow account on the closing of the IPO. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the sponsor holding an aggregate of 1,932,000 Founder Shares. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

Rights

Each holder of a right will receive one-fifth of one share of Common Stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon the exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the shares of Common Stock will receive in the transaction on an as- converted into Common Stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive one-fifth of one share underlying each right (without paying additional consideration).

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

Representative Shares

The Company issued to EF Hutton and/or its designees in the IPO 35,000 shares of Common Stock (the “Representative Shares”) at the time of the consummation of IPO. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed they will (i) waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Common Stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Common Stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon the Company’s redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price (the “closing price”) of the Common Stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period commencing at any time after the Public Warrants have become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Common Stock issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those shares of Common Stock is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each Public Warrant being exercised.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of September 30, 2024 and December 31, 2023, there were 6,900,000 Public Warrants and 2,457,000 Private Placement Warrants outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account	1	$71,697,384	$69,000,000

The following table presents information about the Company’s derivative financial instrument and equity instruments that are measured at fair value at December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2023
Liabilities:
Over-allotment option	3	$11,135
Equity:
Fair value of Public Warrants subject to possible redemption allocation	3	$43,470
Fair value of rights for common stock subject to possible redemption allocation	3	$3,283,710

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company accounted for warrants and rights issued at the IPO under equity treatment, as such, no subsequent measurement is required.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Iron Horse Acquisitions Corp. References to our “management” refer to our officers and directors and references to the “sponsor” refer to Bengochea SPAC Sponsors I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024, as well as future reports that the Company files with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 23, 2021, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt.

On December 29, 2023, we consummated our initial public offering (the “IPO”) of 6,900,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 2,457,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the sponsor, generating gross proceeds of $2,457,000.

Following the IPO and the sale of the Private Placement Warrants, a total of $69,000,000 was placed in the Company’s Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incurred $4,651,705 of transaction expenses in connection with the IPO and the sale of the Private Placement Warrants, consisting of $586,500 of cash underwriting fees, $2,518,500 of deferred underwriting fees, and $1,546,705 of other offering costs.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

On September 29, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement”), dated as of September 27, 2024, with Rosey Sea Holdings Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Seller”) and the owner of 100% of the issued and outstanding capital stock of Zhong Guo Liang Tou Group Limited, a company incorporated and existing under the laws of the British Virgin Islands (the “Target”), pursuant to which the Company will purchase from Seller the ordinary shares of the Target in exchange for shares of Common Stock, as a result of which the Target will become a wholly owned subsidiary of the Company. Depending on the number of shares of Common Stock that the holders elect to have the Company redeem in connection with the proposals presented at the Company’s meeting of stockholders to approve the Business Combination Agreement and the transactions contemplated thereby and by the related agreements and certain related matters (collectively, the “Transactions”), the Company will issue between 40,988,000 and 47,888,000 shares of Common Stock to Seller pursuant to the Business Combination Agreement.

The consummation of the Transactions is subject to the satisfaction of customary closing conditions, including the effectiveness of the registration statement that the Company is required to file with the SEC, required Nasdaq and regulatory approvals, and the approval of the Business Combination Agreement, the Transactions and other required shareholder proposals by the Company’s stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2021 (inception) through September 30, 2024 were organizational activities and those necessary to prepare for the IPO and, subsequent to the IPO, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for an appropriate target for, and completing, a business combination.

For the three months ended September 30, 2024, we had net income of $465,533, which consists of interest earned on marketable securities held in the Trust Account of $915,956 and unrealized gain on marketable securities held in the Trust Account of $28,138, offset by formation and operating costs of $290,801 and provision for income taxes of $187,760.

For the nine months ended September 30, 2024, we had net income of $1,420,875, which consists of change in fair value of overallotment liability of $11,135, gain on lawsuit settlements of $295,000 and interest earned on marketable securities held in the Trust Account of $2,705,637, offset by formation and operating costs of $1,009,065, unrealized loss on marketable securities held in the Trust Account of $4,915 and provision for income taxes of $576,917.

For the three and nine months ended September 30, 2023, we had a net loss of $137,134 and $301,986, respectively, consisting solely of formation and operating costs.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, cash used in operating activities was $515,317. Net income of $1,420,875 was affected by the change in fair value of the overallotment liability of $11,135, unrealized loss on marketable securities held in the Trust Account of $4,915, and interest earned on marketable securities held in the Trust Account of $2,705,637. Changes in operating assets and liabilities provided $775,665 of cash from operating activities.

For the nine months ended September 30, 2023, there was no cash used in operating activities. Net loss of $301,986 was affected by payment of office expenses made by the sponsor of $179,664. Changes in operating assets and liabilities, in particular, accrued offering costs, provided $122,322 of cash from operating activities.

As of September 30, 2024, we had $71,697,384 of cash held in the Trust Account. Through September 30, 2024, we have withdrawn $3,338 of interest earned from the marketable securities held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $3,084 outside the Trust Account. Until consummation of a business combination, we intend to use the funds held outside the Trust Account to fund our SEC and tax compliance and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our consummation of a business combination. Moreover, we may need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of our public shares upon consummation of a business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that we do not complete a business combination, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Such loans may be convertible into warrants to purchase common stock of the post-business combination entity at a price of $1.00 per warrant, at the option of the lender. These warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should we not complete a business combination and an extension of our deadline to do so not be approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern through December 29, 2024 (or June 29, 2025, if we extend the period of time to consummate a business combination as provided in our amended and restated certificate of incorporation), the scheduled liquidation date of the Company if it does not complete a business combination prior to such date. Management plans to complete a business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by December 29, 2024 (or, if extended, June 29, 2024). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We are party to an administrative services agreement with the sponsor. The sponsor has agreed that until the Company consummates a business combination, it will make office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time.

The underwriters in the IPO were entitled to a deferred underwriting discount of 3.65% of the gross proceeds of the IPO, or $2,518,500, payable upon the closing of an initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of September 27, 2024, by and between Iron Horse Acquisitions Corp. and Rosey Sea Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON HORSE ACQUISITIONS CORP.

Date: November 12, 2024	By:	/s/ Jose Antonio Bengochea
	Name:	Jose Antonio Bengochea
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ William J. Caragol
	Name:	William J. Caragol
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)