Form 10-K
period 2024-12-31
Iron Horse Acquisitions Corp.
filed 2025-02-21
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Iron Horse Acquisitions Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-41898	87-4105289
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

P.O. Box 2506 Toluca Lake, CA	91610
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 290-5383

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IROH	The Nasdaq Stock Market LLC
Rights	IROHR	The Nasdaq Stock Market LLC
Units	IROHU	The Nasdaq Stock Market LLC
Warrants	IROHW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2024, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $ 69,414,000.

As of February 21, 2025, the Registrant had 8,867,000 shares of common stock outstanding (inclusive of shares included in our units).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Iron Horse Acquisitions Corp.

Annual Report on Form 10-K for the Year Ended December 31, 2024

i

CERTAIN TERMS

When used throughout this Annual Report on Form 10-K, references to:

●	“we,” “us,” “our,” or “the Company” are to Iron Horse Acquisitions Corp.

●	the “Board” are to our Board of Directors.

●	the “SEC” are to the U.S. Securities and Exchange Commission.

●	“NASDAQ” are to the Nasdaq Global Market.

●	the “Securities Act” are to the Securities Act of 1933, as amended.

●	the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

●	our “Prospectus” are to the final prospectus, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on December 29, 2023 (covering Registration Statement No’s. 333-275076 and 333-276282).

●	our “IPO” or “initial public offering” are to the initial public offering of our securities pursuant to our Prospectus, which offering was consummated on December 29, 2023.

●	our “units” are to the units sold in our IPO, each having a price of $10.00 and consisting of one share of common stock, par value $0.0001 per share, one warrant, and one right entitling the holder to receive one-fifth (1/5) of one share of common stock upon consummation of our initial business combination, subject to adjustment as described in our Prospectus.

●	our “public shares” are to shares of our common stock sold as part of the units in the IPO.

●	our “warrants” are to the redeemable warrants sold as part of the units in the IPO.

●	our “rights” are to the rights, each entitling the holder to receive one-fifth (1/5) of one share of common stock upon consummation of our initial business combination, sold as part of the units in the IPO.

●	“public stockholders” are to the holders of our public shares, including our officers and directors to the extent they own public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares.

●	our “sponsor” are to Bengochea SPAC Sponsors I LLC.

●	“EF Hutton” are to EF Hutton LLC, the representative of the underwriters in our IPO.

●	our “management” or our “management team” refer to our officers and directors.

●	our “initial stockholders” are to our sole stockholder prior to our IPO (excluding EF Hutton), Bengochea SPAC Sponsors I LLC.

●	our “Founder Shares” are to the shares of common stock issued to our initial stockholders prior to our IPO.

●	an “initial business combination” or a “business combination” are to the merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities that we are seeking to source, negotiate and consummate in accordance with our organizational documents.

●	“equity-linked securities” are to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock.

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

On December 29, 2023, we consummated our IPO of 6,900,000 Units, which amount includes partial exercise of the underwriters’ over-allotment option for 800,000 Units and 100,000 Units registered pursuant to a registration statement on Form S-1MEF (File No. 333-276282) pursuant to Rule 462(b) under the Securities Act of 1933, as amended, filed on December 27, 2023, in addition to the Units registered pursuant to the Company’s registration statement on Form S-1 (File No. 333-275076) with respect to the IPO. Each Unit consisting of one share of Common Stock, one warrant to purchase one share of Common Stock at a price of $11.50, and one right entitling the holder to receive one-fifth (1/5) of one share of Common Stock upon consummation of our initial business combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $$69,000,000. Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) with Bengochea SPAC Sponsors I LLC, our sponsor, of 2,457,000 warrants, generating total proceeds of $2,457,000.

The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, or its permitted transferees. Additionally, our Sponsor agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Private Placement Warrants Subscription Statement) until the date we complete our initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

A total of $69,000,000 of the net proceeds from the sale of Units in the IPO and the net proceeds from the Privat e Placement was placed in a trust account established for the benefit of our public shareholders in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the initial business combination, (ii) our failure to consummate a business combination by March 29, 2025 (or, if extended, June 29, 2024, if applicable), (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of the public shares if we do not complete an initial business combination by March 29, 2025 (or, if extended, June 29, 2024), if applicable, or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

Recent Developments

Entry into the Share Exchange Agreement

On September 27, 2024, we entered into a Share Exchange Agreement, which was subsequently amended and restated effective December 18, 2024, by and among Iron Horse, Rosy Sea Holdings Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Seller”) and Zhong Guo Liang Tou Group Limited, a company incorporated and existing under the laws of the British Virgin Islands (“CFI”) and a wholly owned subsidiary of Seller. Pursuant to the terms of the Business Combination Agreement, Iron Horse will purchase from Seller the ordinary shares of CFI, in exchange for shares of Common Stock of Iron Horse, as a result of which CFI will become a wholly owned subsidiary of Iron Horse. In connection with the acquisition, Iron Horse will change its name to “CN Healthy Food Tech Group Corp.” The board of directors of Iron Horse has unanimously (i) approved and declared advisable the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement and Additional Agreements, and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of Iron Horse once the Registration Statement has been declared effective. The Share Exchange Agreement provides, among other things, that we will purchase from Seller the ordinary shares of CFI in exchange for shares of the Company’s Common Stock, as a result of which the CFI will become a wholly owned subsidiary of Iron horse. Assuming that public holders of Common Stock eligible to have the Company redeem all or a portion of their shares of Common Stock in connection with the proposals to be presented to the Company’s stockholders at a meeting of such stockholders (the “Stockholder Meeting”) approve (the “Stockholders’ Approval”) the Business Combination Agreement and the transactions contemplated thereby and by the related agreements (the “Transactions”) and certain related proposals (collectively, the “Transaction Proposals”) for a pro rata share of the funds on deposit in the Trust Account, the Company will issue to Seller 47,888,000 shares of Common Stock (the “Consideration”) pursuant to the Business Combination Agreement. The number of shares of Common Stock constituting the Consideration will be reduced on a one-for-one basis by the number of shares of Common Stock that remain in the Trust Account immediately prior to the closing of the Transactions (the “Closing”), such that if no eligible shares are redeemed, the number of shares of Common Stock constituting the Consideration will be 40,988,000.

Acquisition Strategy

Our team leveraged its skills and expertise to identify attractive target companies and provide guidance on the benefits of being a publicly-traded entity, including broader access to capital, increased liquidity for potential acquisitions, expanded branding opportunities in the marketplace, and reputational and consumer confidence gains, and on the process of transitioning from a private company to a public registrant. Consistent with this strategy, we identified various parameters and criteria that we think are important and relevant in evaluating prospective target businesses. We applied these parameters in evaluating prospects.

Although we disclosed in the IPO prospectus that we intended to initially focus on target companies within the media & entertainment industry with a primary focus on the United States, and in particular on identifying attractive targets among content studios and film production, family entertainment, animation, music, gaming, e-sports, talent management, and talent-facing brands and businesses, we considered prospective target businesses that were not limited to that industry or to a specific geographic region although. During this search process, we evaluated approximately 59 business combination opportunities in North America as well as in Asia and in Europe, across a broad range of sectors including media, entertainment, live events, sports, health & fitness, AI, gaming, music, online gambling, fashion, consumer products, and more before deciding to move ahead with CFI.

●	Growth Prospects: We intended to seek companies with high growth trajectories that are driven by competitive advantages that can be accelerated or magnified through a partnership with us and access to the public markets.

●	Earnings Potential: We intended to acquire one or more businesses that have multiple and diverse potential drivers of revenue and earnings growth and that have the potential to generate strong and stable free cash flow.

●	M&E Focus: We intended to prioritize entities within our team’s core spheres of expertise and from among our team’s proprietary connections, such as celebrity content producers and brands, family entertainment, animation, gaming, and music businesses which we believe have benefited from the evolving M&E ecosystem. This included businesses in entertainment for which AI-based technologies can enhance cash flows by improving efficiency or output or reduce costs.

●	Diversity: We intended to seek targets that can benefit from our team’s diversity and relationships in the M&E sector. This included prospective targets who can enhance their existing business and generate value by working with individual members of our team or becoming part of our team’s network; targets who are minority owned-or-operated; and targets who wish to increase or highlight their executive diversity.

●	Public Advantages: We intended to seek target companies that are public market ready and whose leadership teams have the vision to take advantage of and appreciate the benefits of becoming a publicly-traded entity.

●	Evolving Circumstance: We intended to seek companies which are capitalizing on M&E industry shifts and trends created by various factors such as the migration from cable television to streaming services and the proliferation of generative AI-based technologies.

●	Valuations: We considered ourselves to be rigorous, disciplined and valuation-centric investors, with a keen understanding of market value and successful track record. We intended to seek companies with a respectable market share and growth potential in the segments in which they operate.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria deemed relevant by our management in effecting our initial business combination consistent with our business objectives.

As noted above, since CFI is not in the media and entertainment space, not all of the initial criteria and guidelines above were applicable. However, in evaluating CFI, we conducted a due diligence review which encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of distributors and suppliers, inspections of facilities, as well as reviewing financial and other information that was will be made available to us.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (net of deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than the parameters described in the section titled “Acquisition Strategy” in this Annual Report. In evaluating a prospective target business, our management may consider a variety of factors in addition to those parameters, including:

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

Business Combination Agreement

On September 27, 2024, Iron Horse entered into the Business Combination Agreement which was subsequently amended and restated effective December 18, 2014, by and among Iron Horse, Seller and CFI. and a wholly owned subsidiary of Seller. Pursuant to the terms of the Business Combination Agreement, Iron Horse will purchase from Seller the ordinary shares of CFI in exchange for shares of Common Stock of Iron Horse, as a result of which CFI will become a wholly owned subsidiary of Iron Horse. In connection with the acquisition, Iron Horse will change its name to “CN Healthy Food Tech Group Corp.” The board of directors of Iron Horse has unanimously (i) approved and declared advisable the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement and Additional Agreements, and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of Iron Horse once the Registration Statement has been declared effective. The following is a summary of the material changes that were included in the amended and restated Business Combination Agreement: (i) including CFI as a party to the Business Combination, which included CFI making the representations and warranties; (ii) including compensation to the Sponsor in the amount of $2,000,000 to be paid at the Closing; and (iii) updating Section 11.6 to include the additional Acquiror expenses that will be paid by CFI at the Closing and to include that the Acquiror Promissory Note will remain outstanding if the Closing does not occur due to a Terminating Acquiror Breach, that is not cured, or regulatory action.

Assuming that Iron Horse’s public stockholders elect to redeem all such eligible shares of Common Stock, Iron Horse will issue to Seller 47,888,000 shares of Common Stock (the “Consideration Shares”) pursuant to the Business Combination Agreement. The number of shares of Common Stock constituting the Consideration Shares will be reduced on a one-for-one basis by the number of shares of Common Stock that remain in the trust account immediately prior to the closing of the Business Combination (the “Closing”), such that if no eligible shares are redeemed, the number of shares of Common Stock constituting the Consideration Shares will be 40,988,000.

Representations and Warranties; Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type including representations and warranties with respect to CFI made by Seller. In addition, the parties agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Iron Horse and CFI and its subsidiaries during the period between the execution of the Business Combination Agreement and the Closing. Each of Seller and Iron Horse also agreed to use reasonable best efforts to obtain all material consents and approvals of third parties that the parties are required to obtain in order to consummate the Transactions, and to take or cause such other action as may be reasonably necessary or as the other party may reasonably request to consummate the Transactions as soon as practicable. Additionally, the parties have agreed not to facilitate, negotiate or enter into competing transactions, as further provided in the Business Combination Agreement.

Iron Horse and Seller also agreed, among other things, that during the period between the execution of the Business Combination Agreement and the Closing, to the extent permitted by applicable law, they will, and will cause their subsidiaries to, allow the other party and its representatives to continue to conduct due diligence investigations and examinations of CFI and its subsidiaries (on the part of Iron Horse) or Iron Horse (on the part of Seller), and cooperate with the other party and its representatives regarding all other due diligence matters, including document requests.

Iron Horse agreed to take all action within its power so that immediately following the Closing, Iron Horse’s board of directors will consist of no fewer than five individuals, two of whom may be designated by Iron Horse’s sponsor, and a majority of whom must qualify as independent directors under applicable stock exchange regulations, and that shall comply with all diversity requirements under applicable law. Seller agreed to take all action within its power so that immediately following the Closing, the board of directors of CFI and each subsidiary thereof consist of directors designated in writing by Iron Horse and that complies with applicable law.

Non-Solicitation Restrictions

Each of Iron Horse and CFI has agreed that from the date of the Agreement to the earlier of the Closing and the termination of the Agreement, neither CFI, on the one hand, nor Iron Horse, on the other hand, will (and will cause their respective Representatives not to) directly or indirectly:

●	enter into, solicit, initiate or continue any discussions or negotiations with, or encourage or respond to any inquiries or proposals by, or participate in any negotiations with, or provide any information to, or otherwise cooperate in any way with, any person or other entity or “group” within the meaning of Section 13(d) of the Exchange Act, concerning any Alternative Transaction,

●	enter into any agreement regarding, continue or otherwise participate in any discussions regarding, or furnish to any person any information with respect to, or cooperate in any way that would otherwise reasonably be expected to lead to, any Alternative Transaction, or

●	commence, continue or renew any due diligence investigation regarding any Alternative Transaction. Such exclusivity provisions terminate immediately upon the earlier of (i) the Closing, or (ii) the termination of the Agreement.

Conditions to Closing

Under the Business Combination Agreement, the obligations of Iron Horse to consummate the Transactions are subject to the satisfaction or waiver of certain closing conditions, including, without limitation:

●	the Stockholders’ Approval having been obtained;

●	all regulatory approvals, consents, actions, inactions, or waivers necessary or advisable to lawfully complete the Transactions having been obtained, expired or terminated, as applicable;

●	the registration statement containing the proxy statement/prospectus to be filed by Iron Horse with the Securities and Exchange Commission (the “SEC”) relating to the shares of Common Stock to be issued pursuant to the Business Combination Agreement (the “Registration Statement”) becoming effective under the Securities Act of 1933, as amended (the “Securities Act”), no stop order suspending the effectiveness of the Registration Statement having been issued, and no proceeding seeking such a stop order having been threatened or initiated by the SEC and not withdrawn;

●	the Common Stock to be issued in connection with the Transactions having been approved for listing on The Nasdaq Stock Market LLC;

●	no order or law having been issued by any governmental entity, securities exchange or similar body that is then in effect or pending and that has the effect of making the Transactions illegal or that otherwise prevents or prohibits consummation of the Transactions;

●	the representations and warranties of Seller being true and correct, subject to the materiality standards contained in the Business Combination Agreement;

●	material compliance by Seller with its pre-closing covenants;

●	the absence of a Company Material Adverse Effect (as defined in the Business Combination Agreement);

●	Seller having executed the Shareholder Support Agreement and the Lock-Up Agreement (each as defined below); and

●	Iron Horse having completed and being reasonably satisfied with its due diligence review of CFI.

Under the Business Combination Agreement, the obligations of Seller to consummate the Transactions are subject to the satisfaction or waiver of certain closing conditions, including, without limitation:

●	the representations and warranties of Iron Horse being true and correct, subject to the materiality standards contained in the Business Combination Agreement;

●	material compliance by Iron Horse with its pre-closing covenants; and

●	the absence of an Acquiror Material Adverse Effect (as defined in the Business Combination Agreement).

Termination

The Business Combination Agreement provides that it may be terminated, and the Transactions abandoned, under certain customary and limited circumstances, including, without limitation:

●	upon the mutual written consent of Seller and Iron Horse;

●	by either Seller or Iron Horse if any governmental entity, court, securities exchange or similar body shall have issued an order that has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions and such order shall have become final and nonappealable;

●	by Seller within 10 business days after Iron Horse changes its recommendation with respect to the Transaction Proposals;

●	by either Seller or Iron Horse if Iron Horse holds the Stockholder Meeting and the Stockholders’ Approval is not received;

●	by Iron Horse if Seller has not delivered required audited and unaudited financial statements of CFI by certain dates;

●	by either Seller or Iron Horse if the other is in breach of any of its representations, warranties, covenants or agreements set forth in the Business Combination Agreement such that certain conditions to the Closing cannot be satisfied and such breach is not capable of being cured or is not cured within 30 days after receipt of notice of such breach; or

●	by either Seller or Iron Horse if the Closing has not occurred on or before September 1, 2025.

Neither Seller nor Iron Horse is required to pay a termination fee or reimburse the other for its expenses as a result of a termination of the Business Combination Agreement. Each of them will, however, remain liable for willful and material breaches of the Business Combination Agreement prior to termination.

Other Agreements

Shareholder Support Agreement

The Business Combination Agreement provides that, subsequent to the execution and delivery of the Business Combination Agreement, Seller, Iron Horse and CFI will enter into a voting and support agreement pursuant to which, among other things, Seller will agree that it will not transfer and will vote its ordinary shares of CFI in favor of the Business Combination Agreement (including by execution of a written consent) and the Transactions, and that it will take such other actions as may be necessary to further its performance of the Business Combination Agreement and the consummation of the Transactions.

Sponsor Support Agreement

The Business Combination Agreement provides that, subsequent to the execution and delivery of the Business Combination Agreement, Seller, Iron Horse and Iron Horse’s sponsor will enter into a voting support agreement pursuant to which, among other things, the sponsor will agree that it will not transfer and will vote its shares of Common Stock and Iron Horse’s preferred stock, or any additional shares of Common Stock or Iron Horse’s preferred stock that it acquires prior to the Stockholder Meeting, in favor of the Business Combination Agreement and the Transactions and each of the Transaction Proposals.

Lock-Up Agreement

The Business Combination Agreement provides that, subsequent to the execution and delivery of the Business Combination Agreement, Seller will enter into lock-up agreements with Iron Horse pursuant to which, among other things, Seller will agree that it will not sell, for the period set forth therein, the shares of Common Stock it receives under the Business Combination Agreement.

Registration Rights Agreement

The Business Combination Agreement provides that Iron Horse and Seller will at the Closing enter into a registration rights agreement pursuant to which, among other things, Iron Horse will agree to provide Seller with certain rights relating to the registration for resale of the shares of Common Stock it receives under the Business Combination Agreement.

Consulting Agreements

The Business Combination Agreement provides that New CFI will enter into a Consulting Agreement with each of Mr. Bengochea and Mr. Caragol, which will be effective immediately after Closing. Mr. Bengochea and Mr. Caragol shall assist New CFI’s management, Board of Directors and Board committees in regard (i) financial reporting, (ii) SEC filings (iii) coordination with its auditors, (iv) governance issues, (v) investor relations, and (vi) any other activities that are reasonably requested. In addition, they will attend all New CFI’s Board of Director meetings as an observer. The Consulting Agreement will be for a six month term post-Closing, unless earlier terminated or extended by the parties. The consulting fee shall be 500,000 restricted shares of New CFI common stock, which shares shall be registered on a registration statement post-Closing. Any additional compensation to be paid upon extension of the term shall be mutually agreed to by and between New CFI and each of Mr. Bengochea and Mr. Caragol. New CFI shall reimburse each of Mr. Bengochea and Mr. Caragol for ordinary and customary expenses incurred in performing the consulting services. Any extraordinary expenses, require consent of New CFI.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement warrants.

In connection with the proposed business combination, we are seeking stockholder approval at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), subject to the limitations described herein and in our amended and restated certificate of incorporation. We will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for redemptions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

Public stockholders may therefore have to wait up to 18 months, if we extend the time to complete a business combination by another three months, as described in this Annual Report) from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

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

Our initial stockholders and our officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket. Additionally, the holders of Founder Shares will not have redemption rights with respect to the 35,000 shares of Common stock we issued to EF Hutton and its designees in the IPO (the “Representative Shares”).

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months from the closing of our IPO to complete an initial business combination. However, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of 18 months to complete a business combination). In order to extend the time available for the Company to consummate a business Combination, without the need for a separate stockholder vote, our sponsor must, upon five days’ advance notice prior to the application deadline, deposit into the trust account $229,770 ($0.0333 per unit), or an aggregate of $459,540, for each three-month extension, on or prior to the date of the application deadline. On December 16, 2024, Iron Horse deposited $229,770 into the trust account to extend the amount of time it has available to complete a business combination to March 29, 2025. In the event that the stockholders, or affiliates or designees, elect to extend the time to complete the Company’s initial business combination and deposit the applicable amount of money into trust, the initial stockholders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such note would be paid upon consummation of the Company’s initial business combination.

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

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 12-month anniversary (or up to 18 months, if we extend the time to complete a business combination as described in this Annual Report) and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the Founder Shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our rights or warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, we will use the up to $100,000 of interest earned on the funds held in the trust account that may be released to us for our liquidation expenses.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our operations that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months (or up to 18 months, if we extend the time to complete a business combination as described in this Annual Report) from the closing of our IPO, we will provide public stockholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by any executive officer, director, initial stockholder, or any other person. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any Founder Shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. Since the selection of CFI as the business target, management has spent more time investigating and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

ITEM 3. LEGAL PROCEEDINGS

On January 4, 2024, the Company initiated a lawsuit against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”) by filing a complaint in the U.S. District Court for the Southern District of New York, Case No. 1:24-cv-00048 alleging that Omnia had breached the Pre-Purchase Agreement by and between the Company and Omnia, dated as of May 12, 2023. The Company and Omnia have agreed to an amicable resolution of the lawsuit on mutually acceptable terms and without admission of fault by any party. On March 11, 2024, the Company settled an outstanding lawsuit against Omnia and the sponsor received the net lawsuit settlement amount of $206,500 on behalf of the Company ($295,000 gross settlement less $88,500 legal fees incurred). As of September 30, 2024, all payments due pursuant to the settlement have been made

Other than the above-mentioned (and now settled) lawsuit against Omnia, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

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

Holders of Record

As of February 21, 2025, there were 8,867,000 (inclusive of shares included in our units) of our shares of common stock issued and outstanding, held by a total of four (4) record holders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends after consummation of our initial business combination will depend upon revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our Board of Directors at such time. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

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

A total of $69,000,000 of the net proceeds from the sale of Units in the initial public offering and the Private Placement was placed in a trust account established for the benefit of the Company’s public stockholders.

In connection with the closing of the IPO, we consummated the Private Placement with the sponsor of 2,457,000 private warrants, generating total proceeds of $2,457,000. The private warrants were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) of the securities Act.

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

As of February 19, 2025, a total of $73,013,605 was held in a Trust Account established for the benefit of the Company’s public stockholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” and elsewhere in this Annual Report on Form 10-K.

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

On December 29, 2023, we consummated our IPO”) of 6,900,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 2,457,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the sponsor, generating gross proceeds of $2,457,000.

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

On October 14, 2024, the Company issued unsecured promissory note to the Target to pay or cause to be paid, the Acquiror Transaction Expenses, as may be incurred from time to time and as such expenses become due and payable. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of December 31, 2024, there was $425,013 outstanding under the promissory note.

On December 4, 2024, the Company issued an extension note to the Target to fund the Company’s extension, which extends the period of time to complete a Business Combination to March 29, 2025. As of December 31, 2024, there was $229,770 outstanding under this note reported in Loan Payable in the accompanying audited balance sheets.

The consummation of the Transactions is subject to the satisfaction of customary closing conditions, including the effectiveness of the registration statement that the Company is required to file with the SEC, required Nasdaq and regulatory approvals, and the approval of the Business Combination Agreement, the Transactions and other required shareholder proposals by the Company’s stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2021 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for the IPO and, subsequent to the IPO, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for an appropriate target for, and completing, a business combination.

For the year ended December 31, 2024, we had net income of $1,375,819, which consists of change in fair value of overallotment liability of $11,135, gain on lawsuit settlements of $295,000 and interest earned on marketable securities held in the Trust Account of $3,526,053, partially offset by formation and operating costs of $1,709,829 and provision for income taxes of $746,540.

For the year ended December 31, 2023, we had a net loss of $308,792, which consists of formation and operating costs of $309,018, partially offset by the income tax benefit of $226.

Liquidity and Capital Resources

For the year ended December 31, 2024, cash used in operating activities was $1,012,960. Net income of $1,375,819 was affected by the change in fair value of the overallotment liability of $11,135, and interest earned on marketable securities held in the Trust Account of $3,526,053. Changes in operating assets and liabilities provided $1,148,409 of cash from operating activities.

For the year ended December 31, 2023, cash used in operating activities was $83,200. Net loss of $308,792 was affected by payment of office expenses made by sponsor of $269,251 and a courtesy discount on legal fees of $11,301. Changes in operating assets and liabilities used $32,358 of cash from operating activities.

As of December 31, 2024, we had $72,752,485 of cash held in the Trust Account. Through December 31, 2024, we have withdrawn $3,338 of interest earned from the marketable securities held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $454 outside the Trust Account. Until consummation of a business combination, we intend to use the funds held outside the Trust Account to fund our SEC and tax compliance and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should we not complete a business combination and an extension of our deadline to do so not be approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern through March 29, 2025 (or June 29, 2025, if we extend the period of time to consummate a business combination as provided in our amended and restated certificate of incorporation), the scheduled liquidation date of the Company if it does not complete a business combination prior to such date. Management plans to complete a business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by March 29, 2025 (or, if extended, June 29, 2024). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2024.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March __, 2025.

Name	Age	Title
Jose Antonio Bengochea	33	Chief Executive Officer and Director
William Caragol	57	Chief Financial Officer and Chief Operating Officer
Brian Turner	64	Chair
Ken Hertz	65	Director
Jane Waxman	59	Director
Scott Morris	66	Director

Jose Antonio Bengochea, Esq., is our Founder and has served as our Chief Executive Officer since November 2021. Mr. Bengochea is also a member of our Board of Directors. Mr. Bengochea is the Founder and Chief Executive Officer of Bengochea Capital LLC, an investment firm founded in 2020 to pursue frontier asset classes and, through Mr. Bengochea’s network of connections to various industry executives and celebrities, to examine global opportunities in media and entertainment. Bengochea Capital has been present at the Cannes Film Festival, among other prestigious events, and was a registered media entity with the Recording Academy for the 2023 Grammy Awards and is a registered media entity for the upcoming 2024 Grammy Awards. Prior to founding Bengochea Capital, Mr. Bengochea was a part of Sony’s Global Business Development team in Los Angeles from 2018 to 2020. After graduating Harvard Law School and Harvard Business School with a J.D. and M.B.A. in 2017, Mr. Bengochea worked as a corporate attorney at the law firm Jenner & Block in New York City. Mr. Bengochea also holds an A.B. summa cum laude from Harvard University where he designed his own degree, entitled Comparative Imperial History, with a secondary degree in Archaeology. Mr. Bengochea also serves as Chief Executive Officer and Chairman of the Board of Iron Horse Acquisitions Corp. II, a special purpose acquisition corporation, which filed its registration statement for an initial public offering in January 2025. Given Mr. Bengochea’s extensive experience in mergers and acquisitions as well as his experience in the media and entertainment industry, we believe Mr. Bengochea will provide valuable advice as we consider potential merger candidates.

William Caragol, our Chief Operating Officer since inception and our Chief Financial Officer since October 2024, has over thirty years of experience working with growth stage companies. In 2018, he founded and is the Managing Director of Quidem LLC, a corporate strategic and financial advisory firm. Since July 2021 he has been the Chief Financial Officer of Mainz Biomed N.V. (NASDAQ: MYNZ), a molecular genetics diagnostic company specializing in the early detection of cancer. Since 2015, Mr. Caragol has been Chairman of the Board of Thermomedics, Inc., a privately held medical diagnostic equipment company. Since July 2021, Mr. Caragol has served on the Board of Directors of Worksport Ltd. (NASDAQ: WKSP), a growth stage technology company. Since July 2023, Mr. Caragol has served on the Board of Directors of Janover, Inc. (NASDAQ: JNVR), a B2B fintech marketplace company. From 2021 to 2023, Mr. Caragol served on the Board of Directors and was Chairman of the Audit Committee of Greenbox POS (NASDAQ: GBOX) a financial technology company leveraging proprietary blockchain security to build customized payment solutions. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants. Mr. Caragol also serves as Chief Financial Officer and Director of Iron Horse Acquisitions Corp. II, a special purpose acquisition corporation, which filed its registration statement for an initial public offering in January 2025. Given his financial expertise and successful career as a director and senior executive of numerous public companies, we believe Mr. Caragol will provide valuable perspectives to executing our strategy of identifying and evaluating merger candidates.

Brian Turner, our Chair of the Board since inception, has served on numerous public and private companies Boards of Directors since July 2009. Mr. Turner was the Chief Financial Officer of Coinstar Inc. from 2003 until June 2009. Prior to Coinstar, from 2001 to 2003, he served as Senior Vice President of Operations, Chief Financial Officer, and Treasurer of Real Networks, Inc., a digital media and technology company. Prior to Real Networks, from 1999 to 2001, Mr. Turner was employed by Bsquare Corp., a software company, where he initially served as Senior Vice President of Operations, Chief Financial Officer, and Secretary, before being promoted to President and Chief Operating Officer. From 1995 to 1999, Mr. Turner was Chief Financial Officer and Vice President of Administration of Radisys Corp., an embedded software company. Mr. Turner’s experience also includes 13 years at PricewaterhouseCoopers LLP where he held several positions including Director of Corporate Finance. Mr. Turner was formerly Chairman of the Board of Microvision, Inc. (NASDAQ: MVIS), a public company in the lidar space, and was formerly the Chair of the Audit Committee for MVIS. Since October, 2024 Mr. Turner is a director of Aesthetic Revolution, Inc. Mr. Turner has also been a director for several private companies. Mr. Turner holds a Bachelors of Business Administration in Accounting and a Bachelors of Arts in Political Science from the University of Washington. . Given his financial expertise and successful career as a director and senior executive of numerous public companies, we believe Mr. Turner will provide valuable perspectives to executing our strategy of evaluating merger candidates.

Ken Hertz, a member of our Board of Directors since inception, has served as a Senior Partner in the Los Angeles law firm of Hertz Lichtenstein Young & Polk LLP since 2007. Mr. Hertz and his partners specialize in representing talent, senior executives, entrepreneurs, agencies, and brands in entertainment, fashion, sports, media, and technology industries. Prior to forming the firm, Mr. Hertz had been a partner in Hansen Jacobson & Teller, since 1989. Before that, he was global head of music — business and legal affairs — for The Walt Disney Company. He is also a principal in memBrain — an entertainment marketing and strategy consulting firm that advises a number of C-Suite executives on their company’s entertainment related marketing strategies. memBrain has worked with Intel, McDonald’s, Hasbro, MillerCoors, Li & Fung and Logitech. Mr. Hertz has also been an active early-stage venture investor and advisor since 1997 and is a frequent speaker and commentator on the subjects of entertainment, marketing and convergence. He is often quoted in the New York Times, Los Angeles Times, and Wall Street Journal, has appeared on CNBC’s monthly newsmagazine “Business Nation,” has been an instructor at UCLA’s Anderson Graduate School of Management, Marshall School of Business, Stanford Business School, and an adjunct professor of law at USC. He graduated from UCLA with a J.D. in 1984 and U.C. Berkeley in 1981 with a B.S. Given Mr. Hertz’s extensive experience in mergers and acquisitions as well as his experience in the media and entertainment industry, we believe Mr. Hertz will provide valuable advice as we consider potential merger candidates

Jane Waxman, our Chief Financial Officer from inception through October 2024 and a director since inception, has extensive experience in the film entertainment industry with a diverse background in operations and financial management. Throughout her 30-year tenure at 20th Century Fox from 1990 to 2019, she served in a variety of roles within the finance organization. Most notably, as Executive Vice President and Deputy CFO, she was responsible for driving strategic priorities, setting financial priorities, policies and procedures and controls for the global finance organization. In her roles, she provided financial leadership and guidance to over 300 employees in all finance divisions including film production, theatrical, home entertainment and television marketing and distribution, financial reporting, accounting, corporate compliance, and strategic sourcing. Before joining 20th Century Fox, Ms. Waxman was a Senior Auditor at Ernst & Young. Ms. Waxman earned her bachelor’s degree from the University of California, Santa Barbara. She currently also serves on the board of Jonathan Jaques Children’s Cancer Center at Miller’s Children’s Hospital and served as sponsorship committee co-chair from 2010 to 2017. Given Ms. Waxman’s extensive experience as a financial executive in the media and entertainment industry, we believe Ms. Waxman will provide valuable advice as we consider potential merger candidates

Scott Morris, a member of our Board of Directors since inception, has been Chairman of Avista (NYSE: AVA) since 2008. Mr. Morris started his career at AVA in 1981. From 2008 to 2019, he served as the Company’s Chief Executive Officer and served as Avista’s President from 2008 to 2018. Prior to that, Mr. Morris was also the company’s Chief Operating Officer. His experiences include management positions in multiple industries, including construction, customer service, and utilities. He is a graduate of Gonzaga University and received his master’s degree from Gonzaga University in organizational leadership. He also attended the Stanford Business School Financial Management Program and the Kidder Peabody School of Financial Management. Mr. Morris serves on the boards of McKinstry Inc. and California Water Service. He is also a Trustee Emeritus of Gonzaga University. He has served on a number of Spokane nonprofit and economic development Boards. Given his financial expertise and successful career as a director and senior executive of several public companies, we believe Mr. Morris will provide valuable perspectives to executing our strategy of evaluating merger candidates.

Number and Terms of Office of Officers and Directors

We have five directors on our Board of Directors. Our Board of Directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Direction elections will be held at our annual meetings of stockholders. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Each class of directors is comprised of the following members:

Class	Director Name	Year Term Expires
Class A	Ken Hertz	2027
Class B	Jane Waxman	2025
Class B	Scott Morris	2025
Class C	Jose Antonio Bengochea	2026
Class C	Brian Turner	2026

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our organizational documents as it deems appropriate. Our organizational documents provide that our officers may consist of a Chair of the Board (if such individual is also an officer), Vice Chairman of the Board (if such individual is also an officer), Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer. Our Board, in its discretion, may also elect one or more Vice Presidents (including Executive Vice Presidents and Senior Vice Presidents), Assistant Secretaries, Assistant Treasurers, a Controller and such other officers as in the judgment of the Board may be necessary or desirable.

Committees of the Board of Directors

Our Board has four standing committees: an executive committee, an audit committee, a compensation committee and a nominating and corporate governance committee. NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and subject to certain limited exceptions, NASDAQ rules require that the compensation committee and nominating committee of a listed company be comprised solely of independent directors. Our audit committee, compensation committee and nominating and corporate governance committee are each governed by a written charter, which charters are incorporated by reference as s Exhibits 99.1, 99.2, and 99.3 to this Annual Report. In addition, a copy of any or all of these charters will be provided by us without charge upon request.

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

In addition, the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that each of Brian Turner and Scott Morris qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on our Board. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons. There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

Compensation Committee

The members of the compensation committee of the Board are Ken Hertz, Brian Turner, and Scott Morris, each of whom is an independent director under NASDAQ’s listing standards. Ken Hertz is the chair of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Code of Ethics

We have adopted a Code of Ethics applicable to all of our directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics is incorporated by reference as Exhibit 14 to this Annual Report. In addition, a copy of the Code of Ethics will be provided by us without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have not adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. We expect that such a policy will be adopted by the post-business combination company in connection with a business combination transaction.

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

The following table summarizes the pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual(s)	Name of Affiliated Company	Position at Affiliated Company

Jose Antonio Bengochea	Bengochea Capital, LLC Bengochea SPAC Sponsors I LLC	CEO, Founder CEO

	Iron Horse Acquisitions Corp. II	CEO and Chairman
Jane Waxman	None	None

William J. Caragol, Jr	Quidem LLC Mainz Biomed N.V. Janover, Inc. Worksport Ltd. Thermomedics Inc. Iron Horse Acquisitions Corp. II	Managing Director CFO Director Director Chairman CFO and Director

Brian Virgil Turner	McKinstry Inc. Institute of Systems Biology Ecellix Inc. Netwrix, Inc. Aesthetic Revolution, Inc.	Director, Audit Chair Director, Audit Chair Director Director Director

	Avista Gonzaga University, Board of Trustees	Chairman of the Board Director
Scott Lawrence Morris
	McKinstry Inc.	Director

	California Water Service	Director

Ken Hertz	Hertz Lichtenstein Young & Polk LLP Membrain, LLC JUST Goods, Inc.	Partner Founder Director, Co-Founder

While the foregoing may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Investors should also be aware of the following additional potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	Unless we consummate our initial business combination, our officers, directors and initial stockholders will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The Founder Shares beneficially owned by our initial stockholders, and the private warrants purchased by our initial stockholders, and any warrants which our officers or directors may purchase in the aftermarket will expire worthless if a business combination is not consummated. This is because our officers and directors and affiliates will not receive liquidation distributions from the trust account with respect to any of the Founder Shares or warrants.

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

Delinquent Section 16(a) Beneficial Ownership Reports

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

Specific due dates have been established by the SEC, and we are required to disclose in this Annual Report any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such person, we are aware of the following: (i) the sponsor, Bengochea SPAC Sponsors I LLC, a greater than 10% stockholder, failed to timely file a Form 3 when the registration statement on Form S-1 (File No. 333-275076) and the registration statement on Form S-1MEF (File No. 333-276282) with respect to the IPO became effective on December 26, 2023; (ii) the sponsor, Bengochea SPAC Sponsors I LLC, failed to timely file a Form 4 to report the purchase of 2,457,000 private warrants in a private placement that was consummated simultaneously with the closing of the IPO on December 29, 2023; and (iii) the sponsor, Bengochea SPAC Sponsors I LLC, failed to timely file a Form 5 within 45 days after the company’s fiscal year ended on December 31, 2023 to report the transactions described above, which should have been reported on a Form 3 or Form 4.

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

After our initial business combination, members of our management team who remain with the combined company may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. As disclosed above, the Business Combination Agreement provides that New CFI will enter into a Consulting Agreement with each of Mr. Bengochea and Mr. Caragol, which will be effective immediately after closing of the business combination. Mr. Bengochea and Mr. Caragol shall assist New CFI’s management, board of directors and committees in regard to (i) financial reporting, (ii) SEC filings (iii) coordination with its auditors, (iv) governance issues, (v) investor relations, and (vi) any other activities that are reasonably requested. In addition, they will attend all New CFI’s Board of Director meetings as an observer. The Consulting Agreement will be for a six month term post-Closing, unless earlier terminated or extended by the parties. The consulting fee shall be 500,000 restricted shares of New CFI common stock, which shares shall be registered on a registration statement post-Closing. Any additional compensation to be paid upon extension of the term shall be mutually agreed to by and between New CFI and each of Mr. Bengochea and Mr. Caragol. New CFI shall reimburse each of Mr. Bengochea and Mr. Caragol for ordinary and customary expenses incurred in performing the consulting services. Any extraordinary expenses, require consent of New CFI.

Clawback Policy

As required by the NASDAQ rules, our Board has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board in accordance with Section 10D of the Exchange Act and the rules of the Nasdaq Global Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock
Jose Antonio Bengochea (2)	1,932,000	21.79%
Brian Turner (3)	155,000	1.75%
Jane Waxman	65,000	*
William Caragol (4)	80,000	*
Ken Hertz	55,000	*
Scott Morris (5)	95,000	1.07%
Bengochea SPAC Sponsors I LLC (6)	1,932,000	21.79%
All directors and executive officers as a group (6 individuals) (7)	835,000	9.42	%(8)

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Iron Horse Acquisitions Corp., P.O. 2506, Toluca Lake, California 91610. Share amounts indicated for each director and each officer are inclusive of both amounts held by the sponsor on behalf of each individual for their service as a director or officer of the Company as well as amounts held by the sponsor on behalf of each individual, to the extent applicable, in their capacities as investors in the sponsor.

(2)	This number includes, (i) 47,500 shares held by the sponsor on behalf of Mr. Bengochea for his service as a director and officer of the Company, (ii) 701,500 shares held by the sponsor of which (a) 149,000 shares are held for individuals on the basis of funds paid to Bengochea Capital LLC, a limited liability company controlled solely by Mr. Bengochea and invested in the sponsor, (b) 215,000 shares that at the closing of an initial business combination, may be transferred to (or allocated between) Mr. Bengochea and a fund that invested in Bengochea Capital LLC, and (c) 337,500 shares are held on behalf of Mr. Bengochea; (iii) 532,000 shares, in the aggregate, held by the sponsor on behalf of our current and former directors, officers, and advisors as a group (other than Mr. Bengochea), which shares are for services and funds paid to the Sponsor, and (iv) 651,000 shares held by the sponsor on behalf of a fund that invested in Bengochea Capital LLC.

(3)	Figures in this row include 70,000 shares held by the sponsor on behalf of Mr. Turner for his service as a director of the Company as well as 85,000 shares held by the sponsor on behalf of Mr. Turner on the basis of funds invested by Mr. Turner in Bengochea Capital LLC.

(4)	Figures in this row include 30,000 shares held by the sponsor on behalf of Mr. Caragol for his service as an officer of the Company as well as 50,000 shares held by the sponsor on behalf of Mr. Caragol on the basis of funds invested by Mr. Caragol in Bengochea Capital LLC.

(5)	Figures in this row include 45,000 shares held by the sponsor on behalf of Mr. Morris for his service as a director of the Company as well as 50,000 shares held by the sponsor on behalf of Mr. Morris on the basis of funds invested by Mr. Morris in Bengochea Capital LLC.

(6)	This number includes, (i) 47,500 shares held by the sponsor on behalf of Mr. Bengochea for his service as a director and officer of the Company, (ii) 701,500 shares held by the sponsor of which (a) 149,000 shares are held for individuals on the basis of funds paid to Bengochea Capital LLC, a limited liability company controlled solely by Mr. Bengochea and invested in the sponsor, (b) 215,000 shares that at the closing of an initial business combination, may be transferred to (or allocated between) Mr. Bengochea and a fund that invested in Bengochea Capital LLC, and (c) 337,500 shares are held on behalf of Mr. Bengochea; (iii) 532,000 shares, in the aggregate, held by the sponsor on behalf of our current and former directors, officers, and advisors as a group (other than Mr. Bengochea), which shares are for services and funds paid to the Sponsor, and (iv) 651,000 shares held by the sponsor on behalf of a fund that invested in Bengochea Capital LLC. The sponsor is controlled by Bengochea Capital LLC, which is owned solely by Mr. Bengochea. As of the date of this proxy statement/prospectus, Bengochea Capital LLC and Mr. Bengochea are deemed to have voting and dispositive power over the shares. The address for Mr. Bengochea and Bengochea Capital LLC is P.O. Box 2506 Toluca Lake, CA, 91610. Mr. Bengochea and Bengochea Capital LLC disclaims beneficial ownership with respect to 1,547,000 shares.

(7)	Figures in this row only include all shares held by the sponsor on behalf of our directors and officers as a group, whether such shares are attributable to a director or officer on the basis of his or her service as such or on the basis of funds invested by a director or officer in Bengochea Capital LLC (including, in the case of Mr. Bengochea, funds invested through Bengochea Capital LLC).

(8)	All percentages are approximate, and are based upon a total of 8,867,000 shares of common stock outstanding (inclusive of shares included in our units) as of February 21, 2025.

(*)	Less than 1%, rounded down to the nearest 0.1%

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

All of the Founder Shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of 180 days after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the Founder Shares.

Our sponsor has also agreed not to transfer, assign or sell any of the private warrants and underlying securities (except in connection with the same limited exceptions that the Founder Shares may be transferred as described above) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private warrants will likely be worthless.

There are no circumstances or arrangements under which there will be direct transfers of membership interests of the sponsor by Bengochea Capital LLC. In October 2023, Bengochea Capital LLC entered into Founder’s Shares and Private Warrant Purchase Agreements whereby Bengochea Capital has reserved, in the aggregate, 1,932,000 shares of Founder Shares and 2,457,000 Private Warrants held by the sponsor to be transferred to certain individuals and funds, after the expiration of the lock-up period.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In November 2021, we issued 5,750,000 Founder Shares to our sponsor, for $25,000 in cash, at a purchase price of approximately $0.00435 per share, in connection with our organization. In September 2022, the initial stockholders surrendered 2,875,000 Founder Shares for no consideration, resulting in there being an aggregate of 2,875,000 Founder Shares outstanding. In September 2023, the initial stockholders surrendered 943,000 Founder Shares for no consideration, resulting in there being an aggregate of 1,932,000 Founder Shares outstanding. In December 2023, we issued an additional 32,200 Founder Shares to maintain the proportionate share of the sponsor in the Company, resulting in the sponsor holding 1,964,200 Founder Shares. Bengochea SPAC Sponsors I LLC shall subsequently transfer, in connection with the consummation of our initial business combination, certain of such shares to our officers, directors and other individuals at the same price originally paid for such shares. Following the expiration date for the over-allotment option exercise described in our Prospectus, our initial stockholders forfeited an aggregate of 32,200 shares of common stock in proportion to the portion of the over-allotment option that was not exercised by the underwriters in our IPO, so that the holders would collectively own 22% of the Company’s issued and outstanding shares after the IPO. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the sponsor holding an aggregate of 1,932,000 Founder Shares.

The holders of our Founder Shares, as well as the holders of the Representative Shares, private warrants and any warrants our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to a registration rights agreement we entered into on December 27, 2023. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder’s shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, private warrants and warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding anything to the contrary, EF Hutton may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this Annual Report forms a part. In addition, EF Hutton may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this Annual Report forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to the closing of our IPO, our sponsor agreed to loan us up to $1,500,000 to be used for a portion of the expenses of the IPO. On November 30, 2021, and as amended on July 11, 2022, November 1, 2022, May 15, 2023, June 30, 2023, and October 4, 2023, the Company issued a $1,500,000 (as amended) principal amount unsecured promissory note to the sponsor, which is an affiliate of the Company’s Chief Executive Officer. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of December 31, 2024 and 2023, there was $627,781 and $557,781 outstanding under the promissory note – related party, respectively. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business combination or, at the holder’s discretion, if funds allow. The principal balance may be prepaid at any time.

We pay $12,000 per month to our sponsor in exchange for management support, administrative, office space, and other services. We will cease paying these monthly fees 12 months from the date of the close of our IPO. See “Executive Compensation” for further information relating to this payment and the possibility that some portion of the amount may be paid by our sponsor to our Chief Executive Officer.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

On January 4, 2024, the Company initiated a lawsuit against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”) by filing a complaint in the U.S. District Court for the Southern District of New York, Case No. 1:24-cv-00048 alleging that Omnia had breached the Pre-Purchase Agreement by and between the Company and Omnia, dated as of May 12, 2023. The Company and Omnia have agreed to an amicable resolution of the lawsuit on mutually acceptable terms and without admission of fault by any party. On March 11, 2024, the Company settled an outstanding lawsuit against Omnia and the sponsor received the net lawsuit settlement amount of $206,500 on behalf of the Company ($295,000 gross settlement less $88,500 legal fees incurred). As of December 31, 2024, all payments due pursuant to the settlement have been made.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC. As disclosed above, the Business Combination Agreement provides that New CFI will enter into a Consulting Agreement with each of Mr. Bengochea and Mr. Caragol, which will be effective immediately after closing of the business combination. Mr. Bengochea and Mr. Caragol shall assist New CFI’s management, board of directors and committees in regard to (i) financial reporting, (ii) SEC filings (iii) coordination with its auditors, (iv) governance issues, (v) investor relations, and (vi) any other activities that are reasonably requested. In addition, they will attend all New CFI’s Board of Director meetings as an observer. The Consulting Agreement will be for a six month term post-Closing, unless earlier terminated or extended by the parties. The consulting fee shall be 500,000 restricted shares of New CFI common stock, which shares shall be registered on a registration statement post-Closing. Any additional compensation to be paid upon extension of the term shall be mutually agreed to by and between New CFI and each of Mr. Bengochea and Mr. Caragol. New CFI shall reimburse each of Mr. Bengochea and Mr. Caragol for ordinary and customary expenses incurred in performing the consulting services. Any extraordinary expenses, require consent of New CFI.

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

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Director Independence

NASDAQ listing standards require that a majority of our Board be independent. We comply with this requirement. Currently Brian Turner, Ken Hertz and Scott Morris are each considered an “independent director” under the NASDAQ listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of MaloneBailey, LLP (“MaloneBailey”) acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees billed by MaloneBailey for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC for the year ended December 31, 2024 and 2023 totaled $156,897 and $115,000, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024 and 2023.

Tax Fees. For the year ended December 31, 2024 and 2023, the aggregate fees billed by MaloneBailey for services rendered for tax compliance, tax advice and tax planning totaled $13,390 and $0, respectively.

All Other Fees. For the year ended December 31, 2024 and 2023, MaloneBailey did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
2.1	Business Combination Agreement dated as of September 27, 2024, by and between Iron Horse Acquisitions Corp. and Rosy Sea Holdings Limited (incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2024)
2.2	Amended and Restated Business Combination Agreement dated as of December 18, 2024, by and among Iron Horse Acquisitions Corp., Rosy Sea Holdings Limited and Zhong Guo Liang Tou Group Limited (incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
4.5	Warrant Agreement, dated December 27, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
4.6	Rights Agreement, dated December 27, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
4.7	Description of Registrant’s Securities
10.1	Investment Management Trust Agreement, dated December 27, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.2	Stock Escrow Agreement, dated December 27, 2023, among the Company, Continental Stock Transfer & Trust Company, and Bengochea SPAC Sponsors I LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.3	Private Warrant Subscription Agreement, dated December 27, 2023, between the Company and Bengochea SPAC Sponsors I LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.4	Letter Agreements, dated December 27, 2023, with Bengochea SPAC Sponsors I LLC and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.5	Indemnity Agreements, dated December 27, 2023, with each of the Company’s directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).

10.6	Registration Rights Agreement, dated December 27, 2023, among the Company, Bengochea SPAC Sponsors I LLC, and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).
10.7	Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
10.8	Administrative Services Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (No. 333-275076), as amended by Amendment No. 2 to such Registration Statement, filed with the SEC on December 22, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2025	IRON HORSE ACQUISITIONS CORP.

	By:	/s/ Jose Bengochea
	Name:	Jose A. Bengochea
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jose Bengochea	Chief Executive Officer	February 21, 2025
Jose Bengochea	(Principal Executive Officer) and Director

/s/ William Caragol	Chief Financial Officer and Chief Operating Officer	February 21, 2025
William Caragol	(Principal Financial and Accounting Officer)

/s/ Brian Turner	Chair of the Board	February 21, 2025
Brian Turner

/s/ Jane Waxman	Director	February 21, 2025
Jane Waxman

/s/ Scott Morris	Director	February 21, 2025
Scott Morris

/s/ Ken Hertz	Director	February 21, 2025
Ken Hertz

IRON HORSE ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Iron Horse Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Iron Horse Acquisitions Corp., (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

February 21, 2025

IRON HORSE ACQUISITIONS CORP.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets
Current assets
Cash	$454	$656,977
Prepaid expenses and other current assets	834	33,157
Prepaid insurance	42,229	—
Total Current Assets	43,517	690,134

Marketable securities held in Trust Account	72,752,485	69,000,000
Total Assets	$72,796,002	$69,690,134

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$87,578	$—
Accrued expenses	400,233	70,810
Accrued offering costs	75,000	221,914
Income taxes payable	746,314	—
Overallotment liability	—	11,135
Loan payable	229,770	—
Promissory note	425,013	—
Promissory note – related party	627,781	557,781
Total Current Liabilities	2,591,689	861,640
Deferred underwriting fee payable	2,518,500	2,518,500
Total Liabilities	5,110,189	3,380,140

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.41 and $10.00 per share as of December 31, 2024 and 2023, respectively	71,829,574	69,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 1,967,000 and 1,999,200 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption) as of December 31, 2024 and 2023, respectively(1)	197	200
Additional paid-in capital	—	—
Accumulated deficit	(4,143,958)	(2,690,206)
Total Stockholders’ Deficit	(4,143,761)	(2,690,006)
Total Liabilities and Stockholders’ Deficit	$72,796,002	$69,690,134

(1)	At December 31, 2023, includes an aggregate of 32,200 Founder Shares subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of these financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Formation and operational costs(1)	$1,709,829	$309,018
Loss from operations	(1,709,829)	(309,018)

Other income:
Interest earned on marketable securities held in Trust Account	3,526,053	—
Change on overallotment liability	11,135	—
Lawsuit settlements	295,000	—
Total other income	3,832,188	—

Income (Loss) before provision for income taxes	2,122,359	(309,018)
Provision for income taxes	(746,540)	226
Net income (loss)	$1,375,819	$(308,792)

Basic and diluted weighted average shares outstanding of redeemable shares	6,900,000	71,429
Basic and diluted net income (loss) per common share, redeemable shares	$0.16	$(0.17)
Basic weighted average shares outstanding of non-redeemable shares(2)	1,967,000	1,709,423
Basic net income (loss) per common share, non-redeemable shares	$0.16	$(0.17)
Diluted weighted average shares outstanding of non-redeemable shares(2)	1,967,000	1,764,192
Diluted net income (loss) per common share, non-redeemable shares	$0.16	$(0.17)

(1)	For the year ended December 31, 2024 and 2023, includes $168,658 and $5,382 franchise tax expense, respectively.

(2)	Excludes an aggregate of 32,200 shares of common stock subject to forfeiture, at December 31, 2023 by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full (Note 6).

The accompanying notes are an integral part of these financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022(1)	—	$—	1,932,000	$193	$24,807	$(200,374)	$(175,374)

Issuance of founder shares	—	—	32,200	3	(3)	—	—

Sale of units at initial public offering	6,900,000	69,000,000	—	—	—	—	—

Sale of 2,457,000 private placement warrants	—	—	—	—	2,457,000	—	2,457,000

Fair Value of public warrants at issuance	—	—	—	—	43,470	—	43,470

Fair value of rights included in public units	—	—	—	—	3,283,710	—	3,283,710

Allocated value of transaction costs to Common Stock	—	—	—	—	(275,665)	—	(275,665)

Issuance of Representative Shares	—	—	35,000	4	—	—	4

Remeasurement of Common Stock subject to possible redemption	—	—	—	—	(5,533,319)	(2,181,040)	(7,714,359)

Net loss	—	—	—	—	—	(308,792)	(308,792)

Balance - December 31, 2023(1)	6,900,000	$69,000,000	1,999,200	$200	$—	$(2,690,206)	$(2,690,006)

Remeasurement of Common Stock subject to possible redemption	—	2,838,568	—	—	(3)	(2,829,571)	(2,829,574)

Forfeiture of Founder Shares			(32,000)	(3)	3	—	—

Net income	—	—	—	—	—	1,375,819	1,375,819

Balance – December 31, 2024	6,900,000	$71,838,571	1,967,000	$197	$—	$(4,143,958)	$(4,143,761)

(1)	Includes an aggregate of 32,200 shares of common stock subject to forfeiture, at December 31, 2023, by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full (Note 6).

The accompanying notes are an integral part of these financial statements.

IRON HORSE ACQUISITIONS CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$1,375,819	$(308,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of office expenses made by sponsor	—	269,251
Courtesy discount on legal fees	—	(11,301)
Change in fair value of Overallotment liability	(11,135)	—
Interest earned on marketable securities held in Trust Account	(3,526,053)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	32,323	(33,157)
Short-term prepaid insurance	(42,229)	—
Accounts payable	87,578	—
Accrued expenses	329,423	799
Accrued offering cost	(5,000)	—
Income taxes payable	746,314	—
Net cash used in operating activities	(1,012,960)	(83,200)

Cash Flows from Investing Activities:
Investment of cash into trust Account	(229,770)	(69,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	3,338	—
Net cash used in investing activities	(226,432)	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	68,413,500
Proceeds from promissory note - related party	70,000	—
Proceeds from promissory note	425,013	—
Proceeds from loan payable	229,770	—
Proceeds from sale of private placements warrants	—	2,457,000
Repayment of promissory note - related party	—	(1,014,523)
Payment of offering costs	(141,914)	(115,800)
Net cash provided by financing activities	582,869	69,740,177

Net Change in Cash and cash equivalents	(656,523)	656,977
Cash and cash equivalents – Beginning of period	656,977	—
Cash and cash equivalents – End of period	$454	$656,977

Non-Cash investing and financing activities:
Remeasurement of Common Stock subject to possible redemption	$2,829,574	$7,714,359
Deferred underwriting fee payable	$—	$2,518,500
Issuance of representative shares	$—	$4
Issuance of founder shares	$3	$3
Offering costs included in accrued offering costs	$—	$221,914
Offering costs paid via promissory notes	$—	$632,273

The accompanying notes are an integral part of these financial statements.

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not yet commenced any operations. All activity from November 23, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the Initial Public Offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company has selected December 31 as its fiscal year-end.

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
DECEMBER 31, 2024

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

On October 25, 2024, the Company received the resignation of Ms. Jane Waxman as Chief Financial Officer of the Company effective immediately. Ms. Waxman’s resignation was due to personal reasons and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Waxman will continue to serve as a director of the Company. On the same date, the Company’s current Chief Operating Officer, William Caragol, was appointed as the Company’s Chief Financial Officer by the Company’s board of directors.

Liquidity and Going Concern Consideration

As of December 31, 2024, the Company had cash of $454 and working capital deficit of $2,548,172.

Until the consummation of an Initial Business Combination, the Company will be using the funds held outside the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, reviewing corporate documents and material agreements of prospective target businesses, and structuring, negotiating and completing an Initial Business Combination.

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

On October 14, 2024, the Company issued unsecured promissory note to the Target to pay or cause to be paid, the Acquiror Transaction Expenses, as may be incurred from time to time and as such expenses become due and payable. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of December 31, 2024, there was $425,013 outstanding under the promissory note.

On December 4, 2024, the Company issued an extension note to the Target to fund the Company’s extension, which extends the period of time to complete a Business Combination to March 29, 2025. As of December 31, 2024, there was $229,770 outstanding under this note reported in Loan Payable in the accompanying audited balance sheets.

As of December 31, 2024, the Company had cash of $454 and a working capital deficit of $2,548,172. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until March 29, 2025 (or June 29, 2025 if we extend the period of time to consummate a Business Combination by the full amount of time) (“Combination Period”) to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by March 29, 2025 (or June 29, 2025, if extended), there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 29, 2025 (or June 29, 2025, if extended). The Company intends to continue to seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

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

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

Termination

The Business Combination Agreement provides that it may be terminated, and the Transactions abandoned, under certain customary and limited circumstances, including, without limitation: (i) upon the mutual written consent of Seller and the Company; (ii) by either Seller or the Company if any governmental entity, court, securities exchange or similar body shall have issued an order that has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions and such order shall have become final and non appealable; (iii) by Seller within 10 business days after the Company changes its recommendation with respect to the Transaction Proposals; (iv) by either Seller or the Company if the Company holds the Stockholder Meeting and the Stockholders’ Approval is not received; (v) by the Company if Seller has not delivered required audited and financial statements of the Target by certain dates; (vi) by either Seller or the Company if the other is in breach of any of its representations, warranties, covenants or agreements set forth in the Business Combination Agreement such that certain conditions to the Closing cannot be satisfied and such breach is not capable of being cured or is not cured within 30 days after receipt of notice of such breach; or (vii) by either Seller or the Company if the Closing has not occurred on or before September 1, 2025.

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

On December 18, 2024, the Company, Zhong Guo Liang Tou Group Limited, a company incorporated and existing under the laws of the British Virgin Islands (“CFI”), and Rosy Sea Holdings Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Seller”) and the owner of 100% of the issued and outstanding capital stock of CFI, entered into an Amended and Restated Business Combination Agreement (the “Amended Agreement”).

The material changes that were included in the Amended Agreement: (i) including CFI as a party to the Business Combination, which included CFI making the representations and warranties; (ii) including compensation to the Sponsor in the amount of $2,000,000 to be paid at the Closing; and (iii) updating Section 11.6 to include the additional Acquiror expenses that will be paid by the Seller at the Closing and to include that the Acquiror Financing Note will remain outstanding if the Closing does not occur due to a Terminating Acquiror Breach, that is not cured, or regulatory action.

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $454 and $656,977 in cash as of December 31, 2024 and 2023, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

As of December 31, 2024, the Company invested substantially all the assets held in the Trust Account in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through December 31, 2024, the Company withdrew $3,338 of interest earned on the Trust Account. As of December 31, 2024 and 2023, the assets held in Trust Account amounted to $72,752,485 and $69,000,000, respectively.

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. For the year ended December 31, 2024 and 2023, the Company incurred $168,258 and $5,382 of franchise tax, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset of $281,337 and $82,463, respectively, had a full valuation allowance recorded against it. The Company’s effective tax rate was 35.18% and 0.07% for the year ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2024 and 2023, due to the valuation allowance on the deferred tax assets related to organization expenses and the change in fair value of over-allotment option liability.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

The provision for (benefit from) income taxes for the year ended December 31, 2024 and 2023 was $746,540 and $(226), respectively, and income taxes payable as of December 31, 2024 was $746,314.

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

Redeemable Share Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Common Stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of December 31, 2024 and 2023, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2024 and 2023, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(43,470)
Proceeds allocated to Public Rights	(3,283,710)
Proceeds allocated to over-allotment option	(11,135)
Common Stock issuance cost	(4,376,044)
Plus:
Remeasurement of carrying value to redemption value	7,714,359
Common Stock subject to possible redemption, December 31, 2023	69,000,000
Plus:
Remeasurement of carrying value to redemption value	2,829,574
Common Stock subject to possible redemption, December 31, 2024	$71,829,574

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of Common Stock is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Remeasurement of carrying value to redemption value of redeemable shares of Common Stock is excluded from income (losses) per share as the redemption value approximates fair value.

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

The calculation of diluted income (loss) per share does not consider the effect of the rights and warrants issued in connection with the (i) IPO, and (ii) the private placement as the exercise of the rights and warrants are contingent upon the occurrence of future events. As of December 31, 2024, the rights and warrants are exercisable to purchase 1,380,000 and 9,357,000 shares of Common Stock, respectively, in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per share of Common Stock as the inclusion of such rights and warrants would be anti-dilutive. The rights and warrants cannot be converted to shares of Common Stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of Common Stock (in dollars, except per share amounts):

	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$1,070,616	$305,203	$(12,385)	$(296,407)
Denominator:
Basic weighted average shares outstanding	6,900,000	1,967,000	71,429	1,709,423
Basic net income (loss) per common stock	$0.16	$0.16	$(0.17)	$(0.17)
Diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$1,070,616	$305,203	$(12,016)	$(296,776)
Denominator:
Diluted weighted average shares outstanding	6,900,000	1,967,000	71,429	1,764,192
Diluted net income (loss) per common stock	$0.16	$0.16	$(0.17)	$(0.17)

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

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Promissory Note — Related Party

On November 30, 2021, and as amended on July 11, 2022, November 1, 2022, May 15, 2023, June 30, 2023, and October 4, 2023, the Company issued a $1,500,000 (as amended) principal amount unsecured promissory note to the sponsor, which is an affiliate of the Company’s Chief Executive Officer. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of December 31, 2024 and 2023, there was $627,781 and $557,781 outstanding under the promissory note – related party, respectively.

Due from Sponsor

On January 4, 2024, the Company initiated a lawsuit against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”) by filing a complaint in the U.S. District Court for the Southern District of New York, Case No. 1:24-cv-00048 alleging that Omnia had breached the Pre-Purchase Agreement by and between the Company and Omnia, dated as of May 12, 2023. The Company and Omnia have agreed to an amicable resolution of the lawsuit on mutually acceptable terms and without admission of fault by any party. On March 11, 2024, the Company settled an outstanding lawsuit against Omnia and the sponsor received the net lawsuit settlement amount of $206,500 on behalf of the Company ($295,000 gross settlement less $88,500 legal fees incurred). As of December 31, 2024, all payments due pursuant to the settlement have been made.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by the sponsors. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay a total of $12,000 per month to the sponsor in exchange for management support, administrative services fees, office space, and other services. The Company will cease paying these monthly fees 12 months from the date of the IPO. For the year ended December 31, 2024, the Company incurred and paid $141,600 for administrative services fees. As of December 31, 2023, the Company incurred an amount of $2,400 for administrative services fees, all of which was included in accrued expenses in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, if there are excess proceeds. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of December 31, 2024 and 2023, no Working Capital Loans were outstanding.

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Note 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there are no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock. As of December 31, 2024 and 2023, 1,967,000 and 1,999,200 shares of Common Stock, respectively, were issued and outstanding, excluding 6,900,000 shares of Common Stock subject to possible redemption. The number of shares of Common Stock issued and outstanding gives effect to the February 2024 forfeiture of 32,200 shares of Common Stock, which were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. All of these shares were placed into an escrow account on the closing of the IPO. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the sponsor holding an aggregate of 1,932,000 Founder Shares. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

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

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of December 31, 2024 and 2023, there were 6,900,000 Public Warrants and 2,457,000 Private Placement Warrants outstanding.

Note 8 — INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2024 and 2023.

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$—	$1,962
Startup Costs	281,337	80,501
Total deferred tax assets	281,337	82,463
Valuation allowance	(281,337)	(82,463)
Deferred tax assets, net of allowance	$—	$—

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

The income tax provision for the year ended December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$746,540	$(226)
Deferred	(198,874)	(64,668)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	198,874	64,668
Income tax provision	$746,540	$(226)

As of December 31, 2024 and 2023, the Company had a total of $0 and $4,306, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024 and 2023, the change in the valuation allowance was $198,874 and $64,668, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
Merger & Acquisition expenses	4.91%	0.00%
Change in fair value of over-allotment option liability	(0.11)%	0.00%
Valuation allowance	9.38%	(20.93)%
Income tax provision	35.18%	0.07%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account	1	$72,752,485	$69,000,000

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

IRON HORSE ACQUISITIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

Note 10 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on marketable securities held in Trust Account which include the accompanying audited statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on marketable securities held in Trust Account and formation and operational costs. The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based on this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On January 11, 2025, the company issued a promissory note in the principal amount of $157,899, in relation to October 14, 2024 unsecured promissory note to the Target to pay or cause to be paid, the Acquiror Transaction Expenses, as may be incurred from time to time and as such expenses become due and payable. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of filing date of this Annual Report, there was $582,912 outstanding under the promissory note.