Form 10-Q
period 2025-03-31
Iron Horse Acquisitions Corp.
filed 2025-05-15
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, 8,867,000 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding (inclusive of shares included in our units).

IRON HORSE ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRON HORSE ACQUISITIONS CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash	$88	$454
Prepaid expenses and other current assets	79,584	834
Prepaid insurance	—	42,229
Total Current Assets	79,672	43,517

Marketable securities held in Trust Account	73,567,534	72,752,485
Total Assets	$73,647,206	$72,796,002

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$273,703	$87,578
Accrued expenses	361,300	400,233
Accrued offering costs	—	75,000
Income taxes payable	895,525	746,314
Loan payable	229,770	229,770
Promissory note	741,284	425,013
Promissory note – related party	857,551	627,781
Total Current Liabilities	3,359,133	2,591,689
Deferred underwriting fee payable	2,518,500	2,518,500
Total Liabilities	5,877,633	5,110,189

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.52 and $10.41 per share as of March 31, 2025 and December 31, 2024, respectively	72,620,412	71,829,574

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 1,967,000 shares issued and outstanding (excluding 6,900,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	197	197
Additional paid-in capital	—	—
Accumulated deficit	(4,851,036)	(4,143,958)
Total Stockholders’ Deficit	(4,850,839)	(4,143,761)
Total Liabilities and Stockholders’ Deficit	$73,647,206	$72,796,002

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Formation and operational costs(1)	$519,958	$479,858
Loss from operations	(519,958)	(479,858)

Other income:
Change in fair value of over-allotment option liability	—	11,135
Gain on lawsuit settlements	—	295,000
Interest earned on marketable securities held in Trust Account	752,929	858,253
Total other income	752,929	1,164,388

Income before provision for income taxes	232,971	684,530
Provision for income taxes	(149,211)	(211,115)
Net income	$83,760	$473,415

Basic and diluted weighted average shares outstanding of redeemable shares	6,900,000	6,900,000

Basic and diluted net income per common share, redeemable shares	$0.01	$0.05

Basic and diluted weighted average shares outstanding of non-redeemable shares	1,967,000	1,967,000

Basic and diluted net income per common share, non-redeemable shares	$0.01	$0.05

(1)	Includes $42,400 and $50,657 franchise tax expense for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,900,000	$71,829,574	1,967,000	$197	$—	$(4,143,958)	$(4,143,761)

Remeasurement of Common Stock subject to possible redemption	—	790,838	—	—	—	(790,838)	(790,838)

Net income	—	—	—	—	—	83,760	83,760

Balance – March 31, 2025	6,900,000	$72,620,412	1,967,000	$197	$—	$(4,851,036)	$(4,850,839)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023(1)	6,900,000	$69,000,000	1,999,200	$200	$—	$(2,690,206)	$(2,690,006)

Forfeiture of Founder Shares	—	—	(32,200)	(3)	3	—	—

Remeasurement of Common Stock subject to possible redemption	—	597,365	—	—	(3)	(597,362)	(597,365)

Net income	—	—	—	—	—	473,415	473,415

Balance – March 31, 2024(1)	6,900,000	$69,597,365	1,967,000	$197	$—	$(2,814,153)	$(2,813,956)

(1)	Includes an aggregate of 32,200 shares of common stock subject to forfeiture, at December 31, 2023 by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units, reducing the Founder Shares subject to forfeiture to 32,200. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$83,760	$473,415
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(752,929)	(858,253)
Change in fair value of overallotment liability	—	(11,135)
Changes in operating assets and liabilities:
Prepaid expenses	(78,750)	7,243
Prepaid insurance	42,229	(132,415)
Due from Sponsor	—	(206,500)
Accounts payable and accrued expenses	147,192	142,679
Income taxes payable	149,211	210,889
Net cash used in operating activities	(409,287)	(374,077)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise taxes	167,650	3,337
Investment of cash into Trust Account	(229,770)	—
Net cash (used in) provided by investing activities	(62,120)	3,337

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	229,770	—
Proceeds from promissory note	316,271	—
Payment of accrued offering costs	(75,000)	(106,914)
Net cash provided by (used in) financing activities	471,041	(106,914)

Net Change in Cash	(366)	(477,654)
Cash – Beginning of period	454	656,977
Cash – End of period	$88	$179,323

Non-Cash investing and financing activities:
Remeasurement of Common Stock subject to possible redemption	$790,838	$597,365

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not yet commenced any operations. All activity from November 23, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the Initial Public Offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company has selected December 31 as its fiscal year-end.

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

MARCH 31, 2025

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

As of March 31, 2025, the Company had cash of $88 and working capital deficit of $3,279,461.

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

On October 14, 2024, the Company issued unsecured promissory note to the Target to pay or cause to be paid, the Acquiror Transaction Expenses, as may be incurred from time to time and as such expenses become due and payable. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of March 31, 2025 and December 31, 2024, there was $749,284 and $425,013 outstanding under the promissory note, respectively.

On December 4, 2024, the Company issued an extension note (“First Extension”) to the Target of $229,770 to fund the Company’s First Extension, which extends the period of time to complete a Business Combination to March 29, 2025.

As of March 31, 2025 and December 31, 2024, there was $$229,770 outstanding under this note reported in Loan Payable in the accompanying unaudited and audited balance sheets.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until June 29, 2025 to consummate a Business Combination by the full amount of time (“Combination Period”). It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by June 29, 2025, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 29, 2025. The Company intends to continue to seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarter Report on Form 10-Q.

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

MARCH 31, 2025

(UNAUDITED)

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

MARCH 31, 2025

(UNAUDITED)

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 21, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The provision for income taxes for the three months ended March 31, 2025 was $149,211 and income taxes payable was $895,525. The provision for income taxes for the three months ended March 31, 2024 was $211,115 and income taxes payable was $210,889.

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

Redeemable Share Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Common Stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of March 31, 2025 and December 31, 2024, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2025 and December 31, 2024, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(43,470)
Proceeds allocated to Public Rights	(3,283,710)
Proceeds allocated to over-allotment option	(11,135)
Common Stock issuance cost	(4,376,044)
Plus:
Remeasurement of carrying value to redemption value	7,714,359
Common Stock subject to possible redemption, December 31, 2023	69,000,000
Plus:
Remeasurement of carrying value to redemption value	2,829,574
Common Stock subject to possible redemption, December 31, 2024	71,829,574
Plus:
Remeasurement of carrying value to redemption value	790,838
Common Stock subject to possible redemption, March 31, 2025	$72,620,412

Net Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Remeasurement of carrying value to redemption value of redeemable shares of Common Stock is excluded from income per share as the redemption value approximates fair value.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The calculation of diluted income per share does not consider the effect of the rights and warrants issued in connection with the (i) IPO, and (ii) the private placement as the exercise of the rights and warrants are contingent upon the occurrence of future events. As of March 31, 2025 and 2024, the rights and warrants are exercisable to purchase 1,380,000 and 9,357,000 shares of Common Stock, respectively, in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income per share of Common Stock as the inclusion of such rights and warrants would be anti-dilutive. The rights and warrants cannot be converted to shares of Common Stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2025		March 31, 2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and Diluted net income per common stock
Numerator:
Allocation of net income	$65,179	$18,581	$368,396	$105,019
Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	1,967,000	6,900,000	1,967,000
Basic and diluted net income per common stock	$0.01	$0.01	$0.05	$0.05

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

MARCH 31, 2025

(UNAUDITED)

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

On March 26, 2025, the Company issued an extension note (“Second Extension”) to the Sponsor of $229,770 to fund the Company’s Second Extension, which extends the period of time to complete a Business Combination to June 29, 2025.

As of March 31, 2025 and December 31, 2024, there was $857,551 and $627,781 outstanding under the promissory note – related party, respectively.

Due from Sponsor

On January 4, 2024, the Company initiated a lawsuit against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”) by filing a complaint in the U.S. District Court for the Southern District of New York, Case No. 1:24-cv-00048 alleging that Omnia had breached the Pre-Purchase Agreement by and between the Company and Omnia, dated as of May 12, 2023. The Company and Omnia have agreed to an amicable resolution of the lawsuit on mutually acceptable terms and without admission of fault by any party. On March 11, 2024, the Company settled an outstanding lawsuit against Omnia and the sponsor received the net lawsuit settlement amount of $206,500 on behalf of the Company ($295,000 gross settlement less $88,500 legal fees incurred). As of December 31, 2024 and March 31, 2025, all payments due pursuant to the settlement have been made.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by the sponsors. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay a total of $12,000 per month to the sponsor in exchange for management support, administrative services fees, office space, and other services. The Company will cease paying these monthly fees 12 months from the date of the IPO. For the three months ended March 31, 2025, the Company incurred an amount of $36,000 for administrative services fees, of which is included in accrued expenses in the accompanying balance sheets. For the three months ended March 31, 2024, the Company incurred an amount of $33,600 for administrative services fees, of which $12,000 was included in accrued expenses.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, if there are excess proceeds. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of March 31, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there are no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock. As of March 31, 2025 and December 31, 2024, 1,967,000 shares of Common Stock, respectively, were issued and outstanding, excluding 6,900,000 shares of Common Stock subject to possible redemption. The number of shares of Common Stock issued and outstanding gives effect to the February 2024 forfeiture of 32,200 shares of Common Stock, which were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. All of these shares were placed into an escrow account on the closing of the IPO. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the sponsor holding an aggregate of 1,932,000 Founder Shares. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

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

MARCH 31, 2025

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of March 31, 2025 and December 31, 2024, there were 6,900,000 Public Warrants and 2,457,000 Private Placement Warrants outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2025	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$73,567,534	$72,752,485

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 9. SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on marketable securities held in Trust Account which include the accompanying unaudited statements of operations.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued.

On April 2, 2025, the Sponsor and Mr. Jiang, entered into a letter agreement that provides for additional funding, which will be in the form of loans, by the Sponsor to the Company, and by Mr. Jiang to the Sponsor to support certain of the financial obligations of the Company through the consummation of the Business Combination.

The letter agreement contemplates that the Sponsor will loan, in the aggregate, $650,000 to the Company (the “Loan”). The Loan will be made pursuant to the promissory note, dated November 30, 2021, as amended on July 22, 2023. As of May 15, 2025, $200,000 of the Loan had been advanced to the Company, with the remainder expected to be advanced by the end of May 2025.

To support the Loan Mr. Jiang agreed to loan the Sponsor an aggregate amount of $450,000, to be made in two tranches to the Sponsor. The first tranche in the amount of $229,770 was delivered by Mr. Jiang to the Sponsor on March 25, 2025, and loaned to the Company by the Sponsor to make the extension payment to extend the date by which the Company can consummate the Business Combination to June 29, 2025. The second tranche in the amount of $220,230 shall be paid directly to the Company by Mr. Jiang on behalf of the Sponsor within five business days of the date the Company clears all SEC comments in connection with the Registration Statement on Form S-4, of which this proxy statement/prospectus forms a part.

The Loan shall be reduced by an amount equal to 50% of any amount in excess of $2,000,000 that may be remaining in the Trust Account after the consummation of the Business Combination. To the extent there is a balance due on the Loan after any such reduction, the Sponsor has agreed to repay the balance to Mr. Jiang no later than six months after the consummation of the Business Combination. In the event the Business Combination is terminated, or is unable to be consummated, the Sponsor shall repay the Loan balance within six months of such date. As an incentive to the funding the Loan, CFI has agreed that upon the consummation of the Business Combination it will exclude 200,000 of the Founder Shares held by the Sponsor from the Lock-Up.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in the proxy statement/prospectus that forms part of the Registration Statement on Form S-4 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On October 14, 2024, the Company issued unsecured promissory note to the Target to pay or cause to be paid, the Acquiror Transaction Expenses, as may be incurred from time to time and as such expenses become due and payable. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of March 31, 2025 and December 31, 2024, there was $741,284 and $425,013 outstanding under the promissory note, respectively.

On December 4, 2024, the Company issued an extension note to the Target to fund the Company’s extension, which extends the period of time to complete a Business Combination to March 29, 2025. As of March 31, 2025 and December 31, 2024, there was $229,770 outstanding under this note reported in Loan Payable in the accompanying unaudited and audited balance sheets.

The consummation of the Transactions is subject to the satisfaction of customary closing conditions, including the effectiveness of the registration statement that the Company is required to file with the SEC, required Nasdaq and regulatory approvals, and the approval of the Business Combination Agreement, the Transactions and other required shareholder proposals by the Company’s stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2021 (inception) through March 31, 2025 were organizational activities and those necessary to prepare for the IPO and, subsequent to the IPO, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for an appropriate target for, and completing, a business combination.

For the three months ended March 31, 2025, we had net income of $83,760, which consists of formation and operating costs of $519,958 and provision for income taxes of $149,211, partially offset by interest earned on marketable securities held in the Trust Account of $752,929.

For the three months ended March 31, 2024, we had a net income of $473,415, which consists of change in fair value of overallotment liability of $11,135, gain on lawsuit settlements of $295,000 and interest earned on marketable securities held in Trust Account of $858,253, partially offset by formation and operating costs of $479,858 and provision for income taxes of $211,115.

Liquidity and Capital Resources

For the three months ended March 31, 2025, cash used in operating activities was $409,287. Net income of $83,760 was affected by the interest earned on marketable securities held in the Trust Account of $752,929. Changes in operating assets and liabilities provided $259,882 of cash from operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $374,077. Net income of $473,415 was affected by the change in fair value of overallotment liability of $11,135 and interest earned on marketable securities held in Trust Account of $858,253. Changes in operating assets and liabilities provided $21,896 of cash from operating activities.

As of March 31, 2025, we had $73,567,534 of cash held in the Trust Account. During the quarter period ended March 31, 2025, we have withdrawn $167,650 of interest earned from the marketable securities held in the Trust Account to pay franchise taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $88 outside the Trust Account. Until consummation of a business combination, we intend to use the funds held outside the Trust Account to fund our SEC and tax compliance and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should we not complete a business combination and an extension of our deadline to do so not be approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern through June 29, 2025, the scheduled liquidation date of the Company if it does not complete a business combination prior to such date. Management plans to complete a business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by June 29, 2025. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2025.

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

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited documentation around controls, and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

IRON HORSE ACQUISITIONS CORP.

Date: May 15, 2025	By:	/s/ Jose Antonio Bengochea
	Name:	Jose Antonio Bengochea
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ William J. Caragol
	Name:	William J. Caragol
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)