Form 10-Q
period 2025-06-30
Iron Horse Acquisitions Corp.
filed 2025-08-14
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, 2,165,651 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding (inclusive of shares included in our units).

IRON HORSE ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRON HORSE ACQUISITIONS CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024

Assets
Current assets
Cash	$25,164	$454
Prepaid expenses and other current assets	55,235	834
Prepaid income taxes	74,615	—
Prepaid insurance	—	42,229
Total Current Assets	155,014	43,517

Marketable securities held in Trust Account	73,166,305	72,752,485
Total Assets	$73,321,319	$72,796,002

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$217,697	$87,578
Accrued expenses	540,654	400,233
Accrued offering costs	—	75,000
Income taxes payable	—	746,314
Excise tax payable	686,523	—
Due to stockholders for redemption of Common Stock	68,652,349	—
Loan payable	229,770	229,770
Promissory note	831,284	425,013
Promissory note – related party	1,277,781	627,781
Total Current Liabilities	72,436,058	2,591,689
Deferred underwriting fee payable	2,518,500	2,518,500
Total Liabilities	74,954,558	5,110,189

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 422,025 and 6,900,000 shares at redemption value of $10.61 and $10.41 per share as of June 30, 2025 and December 31, 2024, respectively	4,479,394	71,829,574

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 1,967,000 shares issued and outstanding (excluding 422,025 and 6,900,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024, respectively	197	197
Additional paid-in capital	—	—
Accumulated deficit	(6,112,830)	(4,143,958)
Total Stockholders’ Deficit	(6,112,633)	(4,143,761)
Total Liabilities and Stockholders’ Deficit	$73,321,319	$72,796,002

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Formation and operational costs(1)	$671,528	$238,406	$1,191,486	$718,264
Loss from operations	(671,528)	(238,406)	(1,191,486)	(718,264)

Other income (expense):
Change in fair value of over-allotment option liability	—	—	—	11,135
Gain on lawsuit settlements	—	—	—	295,000
Unrealized loss on marketable securities held in Trust Account	—	(33,053)	—	(33,053)
Interest earned on marketable securities held in Trust Account	753,788	931,428	1,506,717	1,789,681
Total other income	753,788	898,375	1,506,717	2,062,763

Income before provision for income taxes	82,260	659,969	315,231	1,344,499
Provision for income taxes	(146,200)	$(178,042)	(295,411)	(389,157)
Net (loss) income	$(63,940)	481,927	$19,820	$955,342

Basic and diluted weighted average shares outstanding of redeemable shares	6,472,881	6,900,000	6,685,260	6,900,000
Basic and diluted net (loss) income per common share, redeemable shares	$(0.01)	$0.05	$0.00	$0.11
Basic and diluted weighted average shares outstanding of non-redeemable shares	1,967,000	1,967,000	1,967,000	1,967,000
Basic and diluted net (loss) income per common share, non-redeemable shares	$(0.01)	0.05	$0.00	$0.11

(1)	Includes $57,600 and $50,000 franchise tax expense for the three months ended June 30, 2025 and 2024, respectively, and $100,000 and $100,658 franchise tax expense for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,900,000	$71,829,574	1,967,000	$197	$—	$(4,143,958)	$(4,143,761)

Remeasurement of Common Stock subject to possible redemption	—	790,838	—	—	—	(790,838)	(790,838)

Net income	—	—	—	—	—	83,760	83,760

Balance – March 31, 2025	6,900,000	72,620,412	1,967,000	197	—	(4,851,036)	(4,850,839)

Remeasurement of Common Stock subject to possible redemption	—	511,331	—	—	—	(511,331)	(511,331)

Excise tax on redemption of Common Stock	(6,477,975)	(68,652,349)	—	—	—	(686,523)	(686,523)

Net loss	—	—	—	—	—	(63,940)	(63,940)

Balance – June 30, 2025	422,025	$4,479,394	1,967,000	$197	$—	$(6,112,830)	$(6,112,633)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023(1)	6,900,000	$69,000,000	1,999,200	$200	$—	$(2,690,206)	$(2,690,006)

Forfeiture of Founder Shares	—	—	(32,200)	(3)	3	—	—

Remeasurement of Common Stock subject to possible redemption	—	597,365	—	—	(3)	(597,362)	(597,365)

Net income	—	—	—	—	—	473,415	473,415

Balance – March 31, 2024	6,900,000	$69,597,365	1,967,000	$197	$—	$(2,814,153)	$(2,813,956)

Remeasurement of Common Stock subject to possible redemption	—	666,994	—	—	—	(666,994)	(666,994)

Net income	—	—	—	—	—	481,927	481,927

Balance – June 30, 2024(1)	6,900,000	$70,264,359	1,967,000	$197	$—	$(2,999,220)	$(2,999,023)

(1)	Includes an aggregate of 32,200 shares of common stock subject to forfeiture, at December 31, 2023 by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. On December 29, 2023, the underwriters partially exercised their over-allotment option for an additional 800,000 Units, reducing the Founder Shares subject to forfeiture to 32,200. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 1,932,000 Founder Shares (Note 6).

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$19,820	$955,342
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,506,717)	(1,789,681)
Unrealized loss on marketable securities held in Trust Account		33,053
Change in fair value of over-allotment liability	—	(11,135)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54,401)	(21,078)
Prepaid insurance	42,229	(87,274)
Prepaid income taxes	(74,615)	—
Due from Sponsor	—	(6,500)
Accounts payable and accrued expenses	270,540	116,387
Accrued offering costs	—	(5,000)
Income taxes payable	(746,314)	388,931
Net cash used in operating activities	(2,049,458)	(426,955)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for income and franchise taxes	1,322,667	3,338
Investment of cash into Trust Account	(229,770)	—
Net cash provided by investing activities	1,092,897	3,338

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	650,000	—
Proceeds from promissory note	406,271	—
Payment of accrued offering costs	(75,000)	(141,914)
Net cash provided by (used in) financing activities	981,271	(141,914)

Net Change in Cash	24,710	(565,531)
Cash – Beginning of period	454	656,977
Cash – End of period	$25,164	$91,446

Non-Cash investing and financing activities:
Remeasurement of Common Stock subject to possible redemption	$1,302,169	$1,264,359
Excise tax on redemption of Common Stock	$686,523	$—
Due to stockholders for redemption of Common Stock	$68,652,349	$—

The accompanying notes are an integral part of the unaudited financial statements.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity from November 23, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the Initial Public Offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company has selected December 31 as its fiscal year-end.

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

JUNE 30, 2025

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

On June 20, 2025, the Company held a Special Meeting of stockholders (the “Business Combination Special Meeting”) and the stockholders approved the proposal to adopt and adopt the Amended and Restated Business Combination Agreement, dated as of December 18, 2024, by and among the Company, Rosy Sea Holdings Limited (“Seller”), a company incorporated and existing under the laws of the British Virgin Islands and Zhong Guo Liang Tou Group Limited, a company incorporated and existing under the laws of the British Virgin Islands which is a wholly owned subsidiary of the Seller, approved the Second Amended and Restated Certificate of Incorporation of the Company, and approved the Advisory, Nasdaq, Director Election and Adjournment proposals.

On June 25, 2025, the Company held the Extension Special Meeting of stockholders, and the stockholders approved the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, until June 29, 2026 by providing one business days’ notice to the Trustee. In connection with the stockholders’ vote at the Business Combination Special Meeting and the Extension Special Meeting, 6,751,349 shares of common stock were tendered for redemption. The Company plans to close the business combination as described in the Proxy Statement as soon as possible. As of June 30, 2025, an aggregate of 6,477,975 shares in connection with Business Combination and Extension was redeemed effectively at a redemption price of $10.60 per share, for an aggregate redemption amount of $68.65 million. The amount due to the redeeming stockholders was subsequently disbursed on the following month of July 2025. On July 8, 2025, 50,000 shares for redemption in connection with Business Combination was reversed, leaving 223,374 shares for redemption until Business Combination closes.

On June 26, 2025, the Company provided a notice to the Trustee that the Company is extending the time available in order to consummate a Business Combination for an additional one (1) month, from June 29, 2025 to July 29, 2025. In July 2025 the Company provided a notice to the Trustee that the Company is extending the time available in order to consummate a Business Combination for an additional month, to August 29, 2025, and will continue to do so as extensions are available, until the closing of the Business Combination.

Liquidity and Going Concern Consideration

As of June 30, 2025, the Company had cash of $25,164 and working capital deficit of $3,628,695, net of $68,652,349 of due to stockholders for redemption of Common Stock.

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

On October 14, 2024, the Company issued unsecured promissory note to the Target to pay or cause to be paid, the Acquiror Transaction Expenses, as may be incurred from time to time and as such expenses become due and payable. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of June 30, 2025 and December 31, 2024, there was $831,284 and $425,013 outstanding under the promissory note, respectively.

On December 4, 2024, the Company issued an extension note (“First Extension”) to the Target of $229,770 to fund the Company’s First Extension, which extended the period of time to complete a Business Combination to March 29, 2025.

As of June 30, 2025 and December 31, 2024, there was $229,770 outstanding under this note reported in Loan Payable in the accompanying unaudited and audited balance sheets.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company has until August 29, 2025 (or until June 29, 2026, the Third Extension) to consummate a Business Combination by the full amount of time (“Combination Period”). It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by August 29, 2025 (or until June 29, 2026, the Third Extension) there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 29, 2025 (or until June 29, 2026, the Third Extension). The Company intends to continue to seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarter Report on Form 10-Q.

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

JUNE 30, 2025

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

On June 25, 2025, the Company’s stockholders elected to redeem 6,477,975 shares for a total of $68,652,349. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2025 and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2025, the Company recorded $686,523 of excise tax liability calculated as 1% of the shares redeemed. The Company plans to close the Business Combination during calendar 2025. If it does so there will not be an excise tax on the shares redeemed.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

On June 20, 2025, stockholders of the Company approved the Business Combination and the Business Combination Agreement. At a separate meeting, stockholders also approved an extension of the deadline by which the Company must complete an initial business combination to as late as June 29, 2026. Each extension is on a monthly basis with no required payments into trust for each month extended. As of the date of filing of this Form 10-Q, the deadline has been extended to August 29, 2025. The Company anticipates continuing to extend the deadline to permit the Business Combination Agreement to be consummated.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 21, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The provision for income taxes for the three and six months ended June 30, 2025 was $146,200 and $295,411, respectively, and income taxes payable was $0 and prepaid income taxes was $74,615 as of June 30, 2025. The provision for income taxes for the three and six months ended June 30, 2024 was $178,042 and $389,157, respectively, and income taxes payable was $388,931.

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

Redeemable Share Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Common Stock subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2025 and December 31, 2024, the common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(43,470)
Proceeds allocated to Public Rights	(3,283,710)
Proceeds allocated to over-allotment option	(11,135)
Common Stock issuance cost	(4,376,044)
Plus:
Remeasurement of carrying value to redemption value	7,714,359
Common Stock subject to possible redemption, December 31, 2023	69,000,000
Plus:
Remeasurement of carrying value to redemption value	2,829,574
Common Stock subject to possible redemption, December 31, 2024	71,829,574
Less:
Redemption of Common Stock subject to redemption	(68,652,349)
Plus:
Remeasurement of carrying value to redemption value	1,302,169
Common Stock subject to possible redemption, June 30, 2025	$4,479,394

Net (Loss) Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of Common Stock is computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding for the period. Remeasurement of carrying value to redemption value of redeemable shares of Common Stock is excluded from (loss) income per share as the redemption value approximates fair value.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The calculation of diluted (loss) income per share does not consider the effect of the rights and warrants issued in connection with the (i) IPO, and (ii) the private placement as the exercise of the rights and warrants are contingent upon the occurrence of future events. As of June 30, 2025 and 2024, the rights and warrants are exercisable to purchase 1,380,000 and 9,357,000 shares of Common Stock, respectively, in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per share of Common Stock as the inclusion of such rights and warrants would be anti-dilutive. The rights and warrants cannot be converted to shares of Common Stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and Diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(49,038)	$(14,902)	$375,019	$106,908	$15,314	$4,506	$743,415	$211,927
Denominator:
Basic and diluted weighted average shares outstanding	6,472,881	1,967,000	6,900,000	1,967,000	6,685,260	1,967,000	6,900,000	1,967,000
Basic and diluted net (loss) income per common stock	$(0.01)	$(0.01)	$0.05	$0.05	$0.00	$0.00	$0.11	$0.11

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

JUNE 30, 2025

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

JUNE 30, 2025

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

As of June 30, 2025 and December 31, 2024, there was $1,277,781 and $627,781 outstanding under the promissory note – related party, respectively.

On April 2, 2025, the Sponsor and Mr. Jiang, entered into a letter agreement that provides for additional funding, which will be in the form of loans, by the Sponsor to the Company, and by Mr. Jiang to the Sponsor to support certain of the financial obligations of the Company through the consummation of the Business Combination.

The letter agreement contemplates that the Sponsor will loan, in the aggregate, $650,000 to the Company (the “Loan”). The Loan will be made pursuant to the promissory note, dated November 30, 2021, as amended on July 22, 2023. In April 2025, an aggregate amount of $200,000 of the Loan had been advanced to the Company.

To support the Loan Mr. Jiang agreed to loan the Sponsor an aggregate amount of $450,000, to be made in two tranches to the Sponsor. The first tranche in the amount of $229,770 was delivered by Mr. Jiang to the Sponsor on March 25, 2025, and loaned to the Company by the Sponsor to make the extension payment to extend the date by which the Company can consummate the Business Combination to June 29, 2025. The second tranche in the amount of $220,230 shall be paid directly to the Company by Mr. Jiang on behalf of the Sponsor within five business days of the date the Company clears all SEC comments in connection with the Registration Statement on Form S-4, of which this proxy statement/prospectus forms a part. As of June 30, 2025 and December 31, 2024, $650,000 and $0 of the Loan had been advanced to the Company reported under promissory note – related party, respectively.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

Due from Sponsor

On January 4, 2024, the Company initiated a lawsuit against Omnia Global a/k/a Omnia Schweiz GmbH, Daniel Hansen, Mette Abel Hansen, and James Mair Findlay (collectively, “Omnia”) by filing a complaint in the U.S. District Court for the Southern District of New York, Case No. 1:24-cv-00048 alleging that Omnia had breached the Pre-Purchase Agreement by and between the Company and Omnia, dated as of May 12, 2023. The Company and Omnia have agreed to an amicable resolution of the lawsuit on mutually acceptable terms and without admission of fault by any party. On March 11, 2024, the Company settled an outstanding lawsuit against Omnia and the sponsor received the net lawsuit settlement amount of $206,500 on behalf of the Company ($295,000 gross settlement less $88,500 legal fees incurred). As of December 31, 2024 and June 30, 2025, all payments due pursuant to the settlement have been made.

Administrative Service Agreement

The Company presently occupies office space provided by an entity controlled by the sponsors. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay a total of $12,000 per month to the sponsor in exchange for management support, administrative services fees, office space, and other services. The Company will cease paying these monthly fees 12 months from the date of the IPO. For the three and six months ended June 30, 2025, the Company incurred an amount of $36,000 and $72,000 for administrative services fees, of which is included in accrued expenses in the accompanying balance sheets, respectively. For the three and six months ended June 30, 2024, the Company incurred and paid an amount of $36,000 and $69,600 for administrative services fees, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, if there are excess proceeds. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. These loans would be repaid at completion of the initial Business Combination. As of June 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there are no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock. As of June 30, 2025 and December 31, 2024, 1,967,000 shares of Common Stock, respectively, were issued and outstanding, excluding 422,025 and 6,900,000 shares of Common Stock subject to possible redemption, respectively. The number of shares of Common Stock issued and outstanding gives effect to the February 2024 forfeiture of 32,200 shares of Common Stock, which were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. All of these shares were placed into an escrow account on the closing of the IPO. On February 12, 2024, the remainder of the over-allotment option to purchase 115,000 Units expired and the 32,200 Founder Shares were forfeited, resulting in the sponsor holding an aggregate of 1,932,000 Founder Shares. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold, or released from escrow for a period ending on the 180-day anniversary of the date of the consummation of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

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

JUNE 30, 2025

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. As of June 30, 2025 and December 31, 2024, there were 6,900,000 Public Warrants and 2,457,000 Private Placement Warrants outstanding.

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2025	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$73,166,305	$72,752,485

IRON HORSE ACQUISITIONS CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

On July 8, 2025, the 50,000 shares for redemption in connection with Business Combination was reversed, leaving 223,374 shares for redemption until Business Combination closes.

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

On October 14, 2024, the Company issued unsecured promissory note to the Target to pay or cause to be paid, the Acquiror Transaction Expenses, as may be incurred from time to time and as such expenses become due and payable. This loan is non-interest bearing, unsecured and repayable upon the date on which the Company consummates its initial business transaction or, at the Company’s discretion, if funds allow. As of June 30, 2025 and December 31, 2024, there was $831,284 and $425,013 outstanding under the promissory note, respectively.

On December 4, 2024, the Company issued an extension note to the Target to fund the Company’s First Extension, which extends the period of time to complete a Business Combination to March 29, 2025. As of June 30, 2025 and December 31, 2024, there was $229,770 outstanding under this note reported in Loan Payable in the accompanying unaudited and audited balance sheets.

On March 25, 2025, the first tranche in the amount of $229,770 under letter agreement dated April 2, 2025, was delivered by Mr. Jiang to the Sponsor, and loaned to the Company by the Sponsor to make the Second Extension payment to extend the date by which the Company can consummate the Business Combination to June 29, 2025.

On June 20, 2025, stockholders of the Company approved the Business Combination and the Business Combination Agreement. At a separate meeting, stockholders also approved an extension of the deadline by which the Company must complete an initial business combination to as late as June 29, 2026 (“Third Extension”). Each extension is on a monthly basis with no required payments into trust for each month extended. As of the date of filing of this Form 10-Q, the deadline has been extended to August 29, 2025. The Company anticipates continuing to extend the deadline to permit the Business Combination Agreement to be consummated.

The consummation of the Transactions is subject to the satisfaction of customary closing conditions, including the effectiveness of the registration statement that the Company is required to file with the SEC, required Nasdaq and regulatory approvals, and the approval of the Business Combination Agreement, the Transactions and other required shareholder proposals by the Company’s stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2021 (inception) through June 30, 2025 were organizational activities and those necessary to prepare for the IPO and, subsequent to the IPO, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for an appropriate target for, and completing, a business combination.

For the three months ended June 30, 2025, we had a net loss of $63,940, which consists of interest earned on marketable securities held in the Trust Account of $753,788, offset by formation and operating costs of $671,528 and a provision for income taxes of $146,200.

For the six months ended June 30, 2025, we had net income of $19,820, which consists of interest earned on marketable securities held in the Trust Account of $1,506,717, partially offset by formation and operating costs of $1,191,486 and a provision for income taxes of $295,411.

For the three months ended June 30, 2024, we had net income of $481,927, which consists of interest earned on marketable securities held in Trust Account of $931,428, partially offset by formation and operating costs of $238,406, unrealized loss on marketable securities held in Trust Account of $33,053 and a provision for income taxes of $178,042.

For the six months ended June 30, 2024, we had net income of $955,342, which consists of change in fair value of overallotment liability of $11,135, gain on lawsuit settlements of $295,000 and interest earned on marketable securities held in Trust Account of $1,789,681, partially offset by formation and operating costs of $718,264, unrealized loss on marketable securities held in Trust Account of $33,053 and a provision for income taxes of $389,157.

Liquidity and Capital Resources

For the six months ended June 30, 2025, cash used in operating activities was $2,049,458. Net income of $19,820 was affected by the interest earned on marketable securities held in the Trust Account of $1,506,717. Changes in operating assets and liabilities used $562,561 of cash from operating activities.

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

As of June 30, 2025, we had $73,166,305 of marketable securities held in the Trust Account. During the six months ended June 30, 2025, we have withdrawn $1,322,667 of interest earned from the marketable securities held in the Trust Account to pay franchise taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $25,164 outside the Trust Account. Until consummation of a business combination, we intend to use the funds held outside the Trust Account to fund our SEC and tax compliance and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should we not complete a business combination and an extension of our deadline to do so not be approved by the stockholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern through August 29, 2025 (or until June 29, 2026, the Third Extension), the scheduled liquidation date of the Company if it does not complete a business combination prior to such date. Management plans to complete a business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by August 29, 2025 (or until June 29, 2026, the Third Extension). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025.

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

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited documentation around controls, and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Not applicable

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

IRON HORSE ACQUISITIONS CORP.

Date: August 14, 2025	By:	/s/ Jose Antonio Bengochea
	Name:	Jose Antonio Bengochea
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ William J. Caragol
	Name:	William J. Caragol
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)