Form 10-Q
period 2025-09-30
CN Healthy Food Tech Group Corp.
filed 2025-11-19
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-41898

 CN Healthy Food Tech Group Corp.

(Exact name of Registrant as specified in its Charter)

Delaware	85-4105289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2712, Zhuhai Center Building No. 1663 Yinwan Road, Xiangzhou District Zhuhai, China	519000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+86) 516-4577777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common stock, par value $0.0001 per share	UCFI	The Nasdaq Stock Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	UCFIW	The Nasdaq Stock Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 19, 2025, the registrant had 52,235,000 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of CN Healthy Food Tech Group Corp. (“the Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Forward-looking statements appear in a number of places in this Quarterly Report including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of the management of the Company as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors,” those discussed and identified in public filings made with the SEC by Iron Horse and the following:

●	The Company’s ability to meet expectations related to its products, technologies and services and its ability to attract and retain revenue-generating customers and execute on its growth plans;

●	the possibility that the Company is subject to legal sanctions and penalties in the event that China Securities Regulatory Commission determines that the Company violates the applicable Chinese securities rules and regulations;

●	the inability to resume trading on the Nasdaq Capital Market since the halt of its trading on October 1, 2025;

●	the failure to realize the anticipated benefits of the business combination with Iron Horse Acquisitions Corp. that consummated on September 30, 2025 (the “Business Combination”);

●	the risk of actual or alleged failure to comply with data privacy laws and regulations;

●	the outcome of any legal proceedings that may be instituted against the Company related to the Business Combination;

●	the attraction and retention of qualified directors, officers, employees and key personnel of the Company;

●	the impact from future regulatory, judicial, and legislative changes in the Company’s industry;

●	those factors set forth in documents filed, or to be filed, with SEC by the Company;

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of the Company prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning the Business Combination or other matters addressed in this Quarterly Report and attributable to the Company or any person acting on their behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CN Healthy Food Tech Group Corp AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,207,274	$41,432,852
Accounts receivable	-	845
Inventories	1,851,687	1,250,701
Prepayments and other current assets	7,121,106	1,333,310
Total Current Assets	46,180,067	44,017,708
Non-Current Assets
Marketable securities held in Trust Account	2,414,229	-
Property and equipment, net	4,390,946	4,039,852
Land use right, net	2,612,852	2,645,891
Intangible asset, net	86,266	49,286
Operating lease right-of-use asset	408,355	-
Other investment	140,459	-
TOTAL ASSETS	$56,233,174	$50,752,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,057,733	$585,304
Accrued expenses and other current liabilities	1,680,423	227,726
Operating lease obligation, current	210,101	-
Other taxes payable	913,292	558,022
Advances from customers	25,032,514	37,721,923
Due to stockholders for redemption of Common Stock (see Note 3)	2,414,229	-
Income tax payable	1,392,353	849,174
Notes payable	3,018,500	-
Notes payable – related parties	1,468,690	-
Total Current Liabilities	38,187,835	39,942,149
Non-Current Liabilities
Operating lease obligation, noncurrent	297,968	-
TOTAL LIABILITIES	38,485,803	39,942,149
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 160,000,000 shares authorized; 52,235,000 and 47,689,349 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5,224	4,769
Additional paid-in capital	6,452,780	6,930,538
Retained earnings	11,036,694	3,996,003
Accumulated other comprehensive loss	252,673	(120,722)
TOTAL STOCKHOLDERS’ EQUITY	17,747,371	10,810,588
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,233,174	$50,752,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN Healthy Food Tech Group Corp AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$7,905,065	$4,291,966	$19,884,127	$5,254,161
Cost of revenue	(2,337,565)	(1,343,843)	(7,320,423)	(1,786,842)
GROSS PROFIT	5,567,500	2,948,123	12,563,704	3,467,319
OPERATING EXPENSES
Selling expenses	507,554	142,115	1,747,857	142,115
General and administrative expenses	438,067	508,540	1,461,947	652,735
Research and development costs	37,844	-	96,188	-
Total Operating Expenses	983,465	650,655	3,305,992	794,850
OPERATING INCOME	4,584,035	2,297,468	9,257,712	2,672,469
OTHER INCOME (EXPENSES)
Interest income	130,973	4,156	329,651	7,110
Other income	10,139	9,135	64,934	11,548
Other expenses	(1,929)	(74)	(1,948)	(74)
Total Other Income, net	139,183	13,217	392,637	18,584
INCOME BEFORE INCOME TAXES	4,723,218	2,310,685	9,650,349	2,691,053
Provision for income tax	(1,378,252)	(743,648)	(2,609,658)	(766,803)
NET INCOME	$3,344,966	$1,567,037	$7,040,691	$1,924,250
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	140,988	294,893	373,395	259,827
COMPREHENSIVE INCOME	$3,485,954	$1,861,930	$7,414,086	$2,184,077
Basic and diluted earnings per share	$0.07	$0.04	$0.16	$0.05
Basic and diluted weighted average number of shares outstanding	47,689,349	47,689,349	47,689,349	47,689,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN Healthy Food Tech Group Corp AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance – December 31, 2024	47,689,349	$4,769	$6,930,538	$3,996,003	$(120,722)	$10,810,588
Net income	-	-	-	773,683	-	773,683
Foreign currency translation adjustment	-	-	-	-	53,022	53,022
Balance – March 31, 2025	47,689,349	4,769	6,930,538	4,769,686	(67,700)	11,637,293
Net income	-	-	-	2,922,042	-	2,922,042
Foreign currency translation adjustment	-	-	-	-	179,385	179,385
Balance – June 30, 2025	47,689,349	4,769	6,930,538	7,691,728	111,685	14,738,720
Business Combination financing	3,545,651	355	(4,567,658)	-	-	(4,567,303)
Fair value of shares issued for services	1,000,000	100	4,089,900	-	-	4,090,000
Net income	-	-	-	3,344,966	-	3,344,966
Foreign currency translation adjustment	-	-	-	-	140,988	140,988
Balance – September 30, 2025	52,235,000	$5,224	$6,452,780	$11,036,694	$252,673	$17,747,371

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
	Ordinary Shares		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance – December 31, 2023	1	$1	-	$-	$-	$-	$-	$1
Retroactive application of recapitalization (see Note 3)	(1)	(1)	47,689,349	4,769	(4,768)	-	-	-
Adjusted balance, beginning of period	-	-	47,689,349	4,769	(4,768)	-	-	1
Capital Contribution	-	-	-	-	6,935,306	-	-	6,935,306
Net income	-	-	-	-	-	375	-	375
Foreign currency translation adjustment	-	-	-	-	-	-	(4)	(4)
Balance – March 31, 2024	-	-	47,689,349	4,769	6,930,538	375	(4)	6,935,678
Net income	-	-	-	-	-	356,838	-	356,838
Foreign currency translation adjustment	-	-	-	-	-	-	(35,062)	(35,062)
Balance – June 30, 2024	-	-	47,689,349	4,769	6,930,538	357,213	(35,066)	7,257,454
Net income	-	-	-	-	-	1,567,037	-	1,567,037
Foreign currency translation adjustment	-	-	-	-	-	-	294,893	294,893
Balance – September 30, 2024	-	$-	47,689,349	$4,769	$6,930,538	$1,924,250	$259,827	$9,119,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN Healthy Food Tech Group Corp AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$7,040,691	$1,924,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336,095	111,024
Amortization of right-of-use assets	89,459	-
Changes in operating assets and liabilities:
Accounts receivable, net	858	(973,854)
Inventories	(555,755)	(1,561,588)
Prepaid and other current asset	(1,220,623)	(1,707,792)
Accounts payable	1,368,575	704,739
Accrued expenses and other current liabilities	(3,009)	116,796
Other taxes payables	333,829	6,686
Advances from customers	(13,618,419)	22,488,258
Income tax payable	510,514	743,607
Operating lease obligation	10,111	-
Net cash (used in) provided by operating activities	(5,707,674)	21,852,126
Cash flows from investing activities:
Loan advances to an unrelated third party	-	(2,782,570)
Purchase of property and equipment	(444,499)	-
Purchase of intangible asset	(42,425)	(25,238)
Purchase of other investment	(138,468)	-
Net cash used in investing activities	(625,392)	(2,807,808)
Cash flows from financing activities:
Business Combination Financing	1,016,762	-
Net cash provided by financing activities	1,016,762	-
Effect of exchange rates on cash and cash equivalents	1,090,726	461,765
Net change in cash and cash equivalents	(4,225,578)	19,506,083
Cash and cash equivalents, beginning of period	41,432,852	14
Cash and cash equivalents, end of period	$37,207,274	$19,506,097
Supplemental Cash Flow Information:
Cash paid for income taxes	$2,207,648	$23,176
Cash paid for interest	$-	$-
Supplemental non-cash in investing and financing activities:
Operating lease right-of-use asset, obtained in exchange for operating lease obligation	$550,919	$-
De-recognition of operating lease right-of-use asset and operating lease obligation on modified lease	$58,895	$-
Fair value of shares issued in exchange for services to be received	$4,090,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 CN Healthy Food Tech Group Corp AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

CN Healthy Food Tech Group Corp and its wholly owned subsidiaries operate within the health and wellness food industry or holistic health food industry, focusing on distributing natural, grain-based health foods that support preventative health and wellness. The Company offers products that cater to the rising demand for safe, high-quality nutritional options, blending modern technology with traditional Chinese medicine.

Basis of Presentation and Principles of Consolidation: On September 29, 2025 (the “Closing Date”), Iron Horse Acquisition Corp. (“Iron Horse)” consummated the merger transactions contemplated by the business combination agreement (the “Initial BCA”) executed during September 2024 with Zhong Guo Liang Tou Group Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Legacy CFI”), and Rosy Sea Holdings Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Rosy Sea” or the “Seller”) and the owner of 100% of the issued and outstanding capital stock of Legacy CFI. The Initial BCA was subsequently amended in December 2024, August 2025, and September 2025 (the “Amended BCA”) (see Note 3).

On the Closing Date, and in connection with the closing of the Business Combination, Iron Horse changed its name to CN Healthy Food Tech Group Corp (the “Company” or “CN Healthy”) and the Company’s common stock began trading on the Nasdaq stock market under the ticker symbol UCFI. Legacy CFI was deemed the accounting acquirer to the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combination (“ASC 805”). The determination was primarily based on Legacy CFI’s stockholder prior to the Business Combination having the greatest voting interest in the combined company, Legacy CFI’s stockholder having the ability to control decisions regarding the election and removal of directors and officers of the combined company, Legacy CFI will comprise the ongoing operations of the combined company, and Legacy CFI’s existing senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy CFI’s issuing stock for the net assets of Iron Horse, accompanied by a recapitalization. The net assets of Iron Horse are stated at historical cost, with no goodwill or other intangible assets recorded.

While Iron Horse was the legal acquirer in the Business Combination, because Legacy CFI was deemed the accounting acquirer, the historical financial statements of Legacy CFI became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the unaudited condensed consolidated financial statements included in this report reflect (i) the historical operating results of Legacy CFI prior to the Business Combination; (ii) the combined results of Iron Horse and Legacy CFI following the closing of the Business Combination; (iii) the assets and liabilities of Legacy CFI at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to the Legacy CFI stockholder in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy CFI ordinary shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ration established in the Business Combination.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues, expenses and cash flows of all wholly owned subsidiaries. The accompanying unaudited consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the unaudited condensed consolidated financial statements are to the FASB ASC. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements filed with the proxy statement/prospectus filed with the Securities and Exchange Commission by Iron Horse Acquisitions Corp. on May 15, 2025.

The accompanying unaudited condensed consolidated financial statements include the accounts of CN Healthy and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Note 2 – Summary of Significant Accounting Policies

Emerging Growth Company: The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates: The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company's most significant assumptions and estimates relate to the carrying value of accounts receivable, including the determination of the allowance for credit losses, the net realizable value of inventories, the valuation of nonmonetary transactions, the useful life and recoverability of long lived assets, the determination of reserves for customer refunds, income tax provision, determination of uncertain tax positions, and determination of deferred tax valuation allowances. These estimates are based on assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

Segment Information: ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses operating income as the primary measure to manage the business. The Company determined there are two operating and reportable segments based on the level at which the CODM reviews operating income, assesses performance and makes decisions regarding resource allocation. These operating segments are wholesale distribution and live-stream sales. The wholesale distribution segment focuses on product sales made through the Company’s extensive distributor network. The live-stream sales segment focuses on digital coupon sales for healthcare products and services on behalf of third-party merchants made through online platforms, primarily live-streaming platforms such as Douyin (TikTok), Meituan and Kuaishou.

Cash and Cash Equivalents: Cash and cash equivalents consists of cash and fixed deposits held at banks, both of which are highly liquid and has original maturities of three months or less and is unrestricted as to withdrawal or use.

The Company maintains cash and cash equivalents in excess of insured limits of RMB 500,000 ($70,230 at September 30, 2025) per financial institutions located in the PRC and $250,000 per financial institution located in the United States. The Company makes such deposits with financial institutions it believes are of high credit quality and has not experienced losses on these deposits as of September 30, 2025. Management believes the Company is not exposed to significant risks on such deposits. The amounts over these insured limits as of June 30, 2025 was RMB 249,370,596 ($35,026,420 at September 30, 2025) and $766,762 for financial institutions located in the PRC and United States, respectively.

Marketable Securities Held in Trust Account: As of September 30, 2025, the Company invested substantially all the assets held in the Trust Account in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the condensed consolidated balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. Prior to the closing of the reverse merger, the Company did not have any marketable securities held in Trust Account. As of September 30, 2025 and December 31, 2024, the assets held in Trust Account amounted to $2,414,229 and nil, respectively.

Customer, Supplier and Concentration Risk

Customer: The Company maintains a low concentration risk, with no single customer contributing more than 10% of total revenue for the three and nine months ended September 30, 2025, or 10% of accounts receivable as of September 30, 2025.

Supplier: Three suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 70%, 10% and 10% for the three months ended September 30, 2025 and two suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 38% and 37% for the nine months ended September 30, 2025. Four suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 27%, 21%, 21% and 11% for the three months ended September 30, 2024, and four suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 25%, 24%, 19% and 10% for the nine months ended September 30, 2024.

Accounts Receivable and Allowance for Credit Losses: As of September 30, 2025 and December 31, 2024, no allowance for credit losses was required.

Prepaid and other current assets: Prepaid and other current assets consist of funds deposited for future finished goods, services purchased from suppliers, or amounts paid on behalf of employees, all of which are expected to be either repaid by the employee or recoverable through statutory offsets within the next 12 months. Certain of the Company’s suppliers require deposits as a guarantee that the Company will complete its purchases to secure a specific purchase price.

Inventories: Inventories consist of finished goods. As of September 30, 2025 and 2024 an allowance for obsolete or slow-moving inventory was not required. There was no provision for inventory shrinkage for the three and nine months ended September 30, 2025 and 2024.

Investment in equity securities: Investment in equity securities without readily determinable fair values are accounted for in accordance with ASC 321, Investment in Equity Securities (“ASC 321”), under either the measurement alternative method or as an equity method investment.

Measurement Alternative Method: Investments in equity securities that either (i) do not provide the Company with control or significant influence or (ii) do not have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. The Company records such investments under the measurement alternative method pursuant to ASC 321 as these investments do not have readily determinable fair values. Under the measurement alternative method, the Company records the investment at cost less impairment losses, if any, unless it identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, in which case the Company will measure its investments at fair value as of the date that the observable transaction occurred. Such investments are presented as Other Investments on the consolidated balance sheets and any impairment recognized related to these investments are presented as Impairment of other investments, a component of other income (expense), net in the unaudited consolidated statements of income.

Equity Method: The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial decisions of the investee. Generally, the ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is not present. The Company applies the equity method to investments in common stock and to other investments in nonconsolidated entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock.

The Company subsequently adjusts the carrying amount of the equity method investment by the Company’s proportionate share of the net earnings or losses and other comprehensive income or loss of the investee based on the Company’s percentage of common stock or in-substance common stock ownership during the respective reporting period. The Company records its share of the results of equity method investees and any impairment related to equity method investments as earnings or losses from investments in equity method investees, net of tax in the unaudited consolidated statements of income. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if the Company has other investment or other outstanding loans and advances to the investee and would be determined based on the Company’s proportionate share of the respective class of securities.

During April 2025, the Company acquired a 5.0% equity interest in a privately held household appliance enterprise in exchange for RMB 1,000,000 ($137,588 at the date of acquisition and $140,459 at September 30,2025) and recorded it as an Other investment on the accompanying unaudited consolidated balance sheets at cost under the measurement alternative method as the investment does not provide the Company with control or significant influence nor does the investment have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock.

Revenue Recognition:

Wholesale distribution segment

As of September 30, 2025 the Company could not assert that it was probable that a significant reversal in the amount of revenue recognized would not occur for a potential shortfall to the minimum purchase volume at the end of the in place distributor agreements, which have a remaining term of twelve months.

The Company has no obligations related to discounts, returns, and allowances recorded on its unaudited condensed consolidated balance sheets as of September 30, 2025.

Live-stream sales segment

The Company has no obligations related to service fees and refunds recorded on its unaudited consolidated balance sheets as of September 30, 2025.

There are no acquisition costs associated with obtaining customers in either segment and there are no amounts owed to third-party merchant for the goods or services to be provided at the time the digital coupon is redeemed as of September 30, 2025.

Research and development expense: Research and development costs did not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. Research and development costs include, but are not limited to, staff costs, including salaries and benefits, related to the Company’s products and services.

Warrants: The Company evaluates the appropriate balance sheet classification of warrants issued as either equity or as a derivative liability. In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), a warrant is classified as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification, A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or ASC 815, it is classified as a derivative liability which is carried on the condensed consolidated balance sheets at fair value with any changes in its fair value recognized in the statements of income and comprehensive income. At September 30, 2025, all of the Company’s outstanding warrants were classified as equity.

Leases: The Company’s determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The Company leases office space under an operating lease primarily having an initial term of approximately three years.

The Company records a lease liability and corresponding right-of-use asset at lease commencement for identified leases at the lease commencement date, which is generally when the Company takes possession of the asset. Lease agreements may contain adjustments to lease payments based on fixed escalation clauses, an index or a rate. Lease agreements may also require the Company to pay real estate taxes, insurance, common area maintenance, and other costs, collectively referred to as operating costs, in addition to lease payments. Lease agreements also may contain lease incentives, such as tenant improvement allowances and rent holidays. Lease agreements can include one or more options to renew or extend the initial lease term. The exercise of a lease renewal option is generally at the Company’s sole discretion. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria.

The lease liability is initially measured at the present value of the minimum fixed lease payments over the expected lease term, which includes options to extend or terminate the lease agreement when it is reasonably certain those options will be exercised, using the Company’s discount rate as of lease commencement. Minimum fixed lease payments are discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses the loan prime rate announced by the Bank of China as its incremental borrowing rate.

The Company accounts for fixed lease and non-lease components of a lease as a single lease component. Therefore, minimum lease payments used to measure the lease liability include all of the fixed consideration in the contract.

Variable lease payments associated with the Company’s leases are recognized upon the occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments are presented in the accompanying unaudited consolidated statements of income and comprehensive income in the same line item as expense arising from fixed lease payments, which is generally within general and administrative expenses.

Leases with an initial term of 12 months or less are not recorded on the accompanying consolidated balance sheets and are recognized on a straight-line basis over the lease term within general administrative costs on the accompanying consolidated statements of income and comprehensive income.

Franchise Tax: Delaware, where the company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or an assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares.

Inflation Reduction Act of 2022: On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Company was not subject to this excise tax in connection with the Business Combination (see Note 1 and Note 3). Any redemption or other repurchase that occurs after December 31, 2022, may be subject to the excise tax.

Income Taxes: The Company accounts for income taxes under the provisions of ASC 740, Income Taxes (“ASC 740”), which is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosures required. The Company does not have any entity-level uncertain tax positions. The Company files income tax returns in the British Virgin Islands (“BVI”), Hong Kong, and PRC. The Company’s tax returns remain open, subject to examination by major tax jurisdictions.

Under the current laws of the BVI, the Company’s subsidiaries domiciled in BVI are not subject to tax on income or capital gain. Additionally, upon payment of dividends by CFI to its stockholder, no BVI withholding tax will be imposed.

Under the current laws in Hong Kong, the Company’s subsidiaries domiciled in Hong Kong are subject to a Hong Kong profits tax rate of 16.5%. Additionally, upon payment of dividends by CFI HK to its stockholder, no Hong Kong withholding tax will be imposed.

Under the current laws in the PRC, the Company’s subsidiaries domiciled in the PRC are subject to a 25% enterprise income tax under the Enterprise Income Tax law (“EIT”) of the PRC with the exception that 15% tax rate under preferential policies applicable to enterprises operating within the Guangdong-Macao In-Depth Cooperation Zone in Hengqin (Hengqin Cooperation Zone),a designated special economic zone offering targeted tax incentives.

Earnings per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding the effects of any potential dilutive securities. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Earnings per share excludes all potential dilutive shares of common shares if their effect is anti-dilutive. The potential dilutive securities at September 30, 2025 and December 31, 2024 were:

	September 30, 2025	December 31, 2024
	(Unaudited)
Public Warrants	6,900,000	-
Private Warrants	2,457,000	-
	9,357,000	-

Foreign Currency and Foreign Currency Translation: Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Average exchange rate:	2025	2024	2025	2024
RMB:USD	7.1577	7.1633	7.2219	7.1876
HKD:USD	7.8210	NA	7.7805	NA

Period exchange rate:	September 30, 2025	December 31, 2024
RMB:USD	7.1195	7.2980
HKD:USD	7.2219	NA

Recent Accounting Pronouncements, adopted:

ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”) updates accounting standards for revenue recognition (ASC 606), lease accounting (ASC 842), and impairment of long-lived assets (ASC 360). ASU 2024-02 provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2024-02 from January 1, 2025.

Recent Accounting Pronouncements, not yet adopted:

ASU 2023-09, Income Taxes (“ASU 2023-09”), requires disclosure of specific categories and disaggregation of information in the rate reconciliation table and expands disclosures related to income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively. The Company is currently evaluating the impact, if any, adoption will have on its unaudited condensed consolidated financial statements and disclosures.

ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires public companies to disaggregate key expense categories, such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insight into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its unaudited condensed consolidated financial statements and disclosures.

ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Clarifying the Effective Date (“ASU 2025-01”) clarifies the effective date of ASU 2024-03 is for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and disclosures.

The Company has evaluated other new accounting standards issued by the FASB and SEC that are not yet effective. Management does not expect these standards to have a material impact on the Company’s consolidated financial position or results of operations.

Note 3 – Reverse Recapitalization

On September 30, 2025, Legacy CFI and Iron Horse consummated the merger contemplated by the BCA, with Legacy CFI surviving the merger as a wholly owned subsidiary of Iron Horse. Upon the closing of the Business Combination, Iron Horse’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 200,000,000 shares, of which 160,000,000 were designated common stock, $0.0001 par value per share, and of which 40,000,000 shares were designated preferred stock, $0.0001 par value per share.

Upon the consummation of the Business Combination, (i) the Legacy CFI ordinary share issued and outstanding was cancelled and converted into 47,689,349 shares of the Company’s common stock and (i) the holders of Iron Horse rights to receive one-fifth of one share of the Company’s common stock upon consummation of a Business Combination were issued 1,380,000 shares of the Company’s common stock.

Outstanding warrants to purchase Iron Horse common stock will remain outstanding at the Closing Date. The warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation (see Note 7),

Certain Iron Horse shareholders exercised their right to redeem certain of their outstanding shares for cash resulting in the redemption of 6,701,349 shares of Iron Horse common stock for gross redemption payments of approximately $71,066,578. As of September 30, 2025, redemption payments totaling $2,414,229 were not yet paid to redeeming stockholders and were recorded on the accompanying condensed consolidated balance sheets as due to stockholders for redemption of Common Stock. These redemption payments were paid during October 2025.

The Business Combination is accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, Iron Horse was treated as the “acquired” company for financial reporting purposes (see Note 1). Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy CFI issuing stock for the net assets of Iron Horse, accompanied by a recapitalization. The net assets of Iron Horse are stated at historical cost, with no goodwill or intangible assets recorded.

Outstanding warrants to purchase shares of Iron Horse common stock will remain outstanding at the Closing Date. The warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation (see Note 8).

The Business Combination represents a reverse acquisition for federal income tax purposes in the United States. Prior to the Business Combination, Iron Horse filed separate standalone federal, state and local tax returns and Legacy CFI did not file any federal, state or local tax returns as there were no operations based in the United States. As a result of the Business Combination, Legacy CFI will file a full year consolidated income tax return in the year the Business Combination closes, with Iron Horse joining in the return the day after the Closing Date.

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Common stock, outstanding prior to Business Combination	8,867,000
Less: redemption of Iron Horse shares of common stock	(6,701,349)
Iron Horse shares of common stock	2,165,651
Shares issued to holders of Iron Horse rights	1,380,000
Legacy CFI shares	47,689,349
Shares issued in connection with consulting agreements (see Note 7)	1,000,000
Total shares of common stock after Business Combination and as of September 30, 2025	52,235,000

Lock-Up Arrangements: Certain former stockholders of Legacy CFI and Iron Horse have agreed to lock-up restrictions regarding the future transfer shares of common stock. Such shares may not be transferred or otherwise disposed of for a period of six months through March 2026, subject to certain exceptions.

Transaction Costs: Transaction costs incurred in connection with the Business Combination totaled approximately $5,907,000, including compensation owed to the Sponsor in the amount of $2,000,000 as provided in the Amended BCA, which were charged to additional paid-in capital for the three and nine months ended September 30, 2025. As of September 30, 2025, approximately $4,376,000 of transaction costs were not paid and included on the accompanying condensed consolidated balance sheets as part of accounts payable, accrued expenses and other current liabilities, notes payable and notes payable, related parties.

Note 4 – Prepaid and Other Current Assets

The following table details the primary categories of prepaid and other current assets for the periods presented:

	September 30, 2025	December 31, 2024
	(Unaudited)
Advisory services through share issuance	$4,090,000	$-
Prepayments to suppliers and vendors	2,545,361	1,313,695
Prepaid insurance	337,054	-
Other current assets	148,691	19,615
	$7,121,106	$1,333,310

Note 5 – Notes Payable

September 2025 Note Payable

In connection with the Business Combination, the Company modified the payment terms of the deferred underwriting commission stated in the underwriting agreement entered into between Iron Horse and the underwriter on December 27, 2023 to replace a cash payment of $2,518,500 on the Closing Date with (i) a cash payment of $500,000 on the Closing Date and (ii) a non-interest bearing promissory note for a principal sum of $2,018,500 that matures on November 17, 2025 (the “September 2025 Note Payable”). The September 2025 Note Payable can be prepaid at anytime without penalty. Upon the occurrence of an event of default (as defined in the agreement), the September 2025 Note Payable will accrue an interest rate of 15.0% per annum until such time the event of default is cured.

If the Company fails to repay the September 2025 Note Payable by the maturity date, the note holder will have the right to convert the unpaid principal into shares of the Company’s common stock, provided that in no case can the lender’s beneficial ownership of the Company’s outstanding shares exceed 4.99%. The conversion formula was not defined in the agreement, however the Company was required to reserve 5,000,000 shares of its common stock to satisfy the unpaid balance. The September 2025 Note Payable will remain outstanding until such time the holder has sold the shares issued and received net proceeds that equal or exceed the amount due, including default interest. If the net proceeds of shares sold are less than the balance owed, the Company will be required to make a cash payment for the shortfall balance owed under the September 2025 Note Payable. If the net proceeds from the sale of the shares exceed the balance due, including default interest, then the remaining unsold shares shall be cancelled and any excess proceeds over the amount due shall be reimbursed to the Company.

As of September 30, 2025, $2,018,500 was outstanding on the September 2025 Note Payable. As of the issuance date of these condensed consolidated financial statements, the Company is in default of its payment obligations under the September 2025 Note Payable and is in discussions with the underwriter to extend the maturity date.

Assumed Note Payable

In connection with the Business Combination, the Company assumed a non-interest bearing promissory note entered into by Iron Horse on September 29, 2025 with a lender for the principal sum of $1,000,000 that matures on October 13, 2025 (the “Assumed Note Payable”) for the purpose of funding the payment of certain transaction costs on the Closing Date.The Assumed Note Payable can be prepaid at anytime without penalty. Upon the occurrence of an event of default (as defined in the Assumed Note Payable), the Assumed Note Payable will accrue an interest rate of 15.0% per annum until such time the event of default is cured.

If the Company fails to repay the Assumed Note Payable by the maturity date, the lender will have the right to convert the unpaid principal into shares of the Company’s common stock, provided that in no case can the lender’s beneficial ownership of the Company’s outstanding shares exceed 4.99%. The conversion formula was not defined in the agreement.

As of September 30, 2025, $1,000,000 was outstanding on the Assumed Note Payable.

Note 6 – Notes Payable, Related Party

In connection with the Business Combination, the Company aggregated the outstanding principal balances of various loans with its Sponsor and the deferred portion of the business combination consideration payment of $900,000 (see Note 3) into a single promissory note with the Sponsor with a principal sum of $1,421,343 that matures on November 15, 2025 (the “Sponsor Note Payable”). The Sponsor Note Payable can be prepaid at anytime without penalty. Upon the occurrence of an event of default (as defined in the agreement), the Sponsor Note Payable will accrue an interest rate of 15.0% per annum until such time the event of default is cured.

If the Company fails to repay the Sponsor Note Payable by the maturity date, the Sponsor will have the right to convert the unpaid principal into shares of the Company’s common stock, provided that in no case can the lender’s beneficial ownership of the Company’s outstanding shares exceed 4.99%. The conversion formula was not defined in the agreement, however the Company was required to reserve an unlimited number shares of its common stock to satisfy the unpaid balance. The Sponsor Note Payable will remain outstanding until such time the Sponsor has sold the shares issued and received net proceeds that equal or exceed the amount due, including default interest. If the net proceeds of shares sold are less than the balance owed, the Company will be required to make a cash payment for the shortfall balance owed under the Sponsor Note Payable.

In connection with the Business Combination, the Company assumed the remaining balance of a non-interest bearing promissory note with the Sponsor totaling $47,347, which was due on demand (the “Assumed Sponsor Note Payable”).

As of September 30, 2025, $1,468,690 was outstanding under the Sponsor Note Payable and the Assumed Sponsor Note Payable. As of the issuance date of these condensed consolidated financial statements, the Company is in default of its payment obligations under the Sponsor Note Payable and is in discussions with the Sponsor to extend the maturity date.

The Company is currently in default of its payment obligations under Sponsor Note Payable and is in discussions with the Sponsor to extend the maturity of the Sponsor Note Payable.

Note 7 – Stockholders’ Equity

As discussed in Note 1 and Note 3, on September 30, 2025, the company consummated the Business Combination, which has been accounted for as a reverse recapitalization. Pursuant to the Certificate of Incorporation as amended on September 30, 2025 and as a result of the reverse recapitalization, the Company has retrospectively adjusted the Legacy CFI ordinary shares issued and outstanding prior to September 30, 2025 to give effect to the shares of common stock of the combined entity into which the Legacy CFI’s ordinary share was converted.

Preferred Stock: The Company is authorized to issue 40,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to issue shares of preferred stock in one or more series, fix the number of shares of such series, determine such voting rights and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including without limitation thereof, dividend rights, conversion rights, redemption privileges and liquidation preferences. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock: The Company is authorized to issue 160,000,000 shares of common stock with a par value of $0.0001 per share, of which 52,235,000 and 47,689,349 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Each common stockholder is entitled to one vote for each share held.

Non-monetary Contribution: On May 30, 2024, the Company increased additional-paid in capital by the fair value of a non-monetary contribution of a building and a land use right from the stockholder of Rosy Sea (see Note 10).

Shares issued for services: On September 30, 2025, the Company issued 1,000,000 shares of restricted common stock to officers of Iron Horse for management advisory services to be rendered with a fair value of $4,090,000. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance. The Company will amortize the value of the shares as the services are rendered over a six month term commencing October 1, 2025. As of September 30, 2025, the fair value of the shares was included as a prepaid asset (see Note 4).

Note 8 – Warrants

Public Warrants: On December 29, 2023, Iron Horse completed an initial public offering that included warrants for shares of common stock (the “Public Warrants”). Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ended on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. On the Closing Date, there were 6,900,000 Public Warrants outstanding.

Private Warrants: Simultaneous with Iron Horse’s initial public offering in December 2023, Iron Horse’s sponsor purchased warrants at a purchase price of $1.00 per warrant in a private placement (the “Private Warrants”). The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to limited exceptions. On the Closing Date, there were 2,457,000 Private Warrants outstanding.

All warrants were determined to have equity classification at issuance, and as such, were recorded to additional paid-in capital at the time of issuance. In no event will the Company be required to net cash settle any warrant.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2025:

	Warrants Outstanding
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public Warrants	$11.50	6,900,000	5.0	$11.50
Private Warrants	11.50	2,457,000	5.0	11.50
	$11.50	9,357,000	5.0	$11.50

A summary of warrant activity for the periods presented is as follows:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2024	-	$-
Assumed in Business Combination (see Note 3)	9,357,000	11.50
Outstanding at September 30, 2025	9,357,000	$11.50

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value for the periods presented and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2025	December 31, 2024
Marketable securities held in Trust Account	1	2,414,229	$-

Note 10 – Related Party Transactions

On May 30, 2024, the stockholder of Rosy Sea contributed to the Company (i) a building with a gross floor area of 4,032.36 square meters and (ii) a land use right for 18,000 square meters that expire in September 2056, both of which are located in Deliger Industrial Park, Duerbot Mongolian Autonomous County, Daqing City, Heilongjiang Province. The building and land use right (collectively, the “Contributed Assets”) were recorded on the contribution date at fair value of RMB 30,310,000 ($4,189,937 at May 30, 2024 and $4,225,863 at June 30, 2025, respectively) and RMB 19,860,000 ($2,745,369 at May 30, 2024 and $2,768,909 at June 30, 2025, respectively), respectively. Determining the fair values of the Contributed Assets requires judgments and the use of significant estimates and assumptions. The Company engaged an independent third-party appraisal firm to assist in the fair value determination of the Contributed Assets on the contribution date. The Contributed Assets were valued using a cost method valuation approach which utilizes assumptions about future economic factors, replacement costs, and depreciation rates relevant to the unique characteristics of the Contributed Assets.

Note 11 – Commitments and Contingencies

Indemnification Agreements: The Company enters into contractual relationships that contain indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s unaudited consolidated financial statements.

Legal Matters: The Company is periodically involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings relating to intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions, and claims will not have a significant adverse effect, individually, or in the aggregate, on the Company’s financial position, results of operations or cash flows.

Geographical Data: Primarily all of the Company’s revenue is generated in the PRC and all of the Company’s assets are located in the PRC.

Short-term operating leases: In December 2024, the Company renewed the lease for office space for a term of six-months with monthly payments of RMB 13,616 ($1,912 at September 30, 2025). Operating lease expense of RMB 27,233 ($3,771 at September 30, 2025) for the nine months ended September 30, 2025 is included as a component of general and administrative expenses on the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Long-term operating lease: In January 2025, the Company entered a thirty-four month lease for office space of approximately 2,247.34 square meters in Zhuhai, China, expiring December 31, 2027, with monthly payments of RMB 144,325 ($20,272 at September 30, 2025) commencing August 1, 2025. During September 2025, the lease agreement was modified to defer the payment commencement date to November 1, 2025, resulting in a derecognition of $58,895 from the right-of-use asset and operating lease obligations. Operating lease expense of RMB 350,534 ($48,534) and RMB 709,910 ($98,300) for the three and nine months ended September 30, 2025, respectively, was included as a component of general and administrative expenses on the accompanying unaudited condensed consolidated statements of income and comprehensive income. The weighted-average discount rate used in the lease measurement was 3.1% at inception and remaining lease-term as September 30, 2025 was 2.25 years.

The following tables provides a summary of lease liability maturities as of:

September 30, 2025
For the year ending December 31,
2025	$40,543
2026	243,261
2027	243,261
Total undiscounted payments	527,065
Less: Imputed interest	(18,996)
Total operating lease liability	508,069
Less: Operating lease liability, current portion	(210,101)
Operating lease liability, non-current portion	$297,968

Note 12 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate was 29.1% and 27.0% for the three and nine months ended September 30, 2025, respectively, and 32.1% and 28.4% for the three and nine months ended September 30, 2024, respectively. The primary difference from the corporate income tax rate of 25% under the PRC Enterprise Income Tax Law (EIT) was i) income tax was calculated on an individual entity basis, and losses in certain subsidiaries reduced consolidated income before tax while the tax expenses of profitable entities remained unchanged; and (ii) income tax was paid based on first-quarter profits, whereas losses occurred in subsequent quarters and such tax payments are generally non-refundable. As a result, total tax expenses were higher relative to consolidated income before tax, leading to a higher effective tax rate.

Note 13 – Segment Information

The Company reports its results of operations in two operating segments: (i) wholesale distribution segment, which includes product sales made through the Company’s extensive distributor network, and (ii) live-stream sales segment, which includes digital coupon sales made through online platforms. The Company separately reports the results of its corporate division, which primarily consists of expenses associated with corporate functions and projects, certain employee benefits, rent, utilities, depreciation of property, amortization of land use right and intangible asset, interest income, and inter-segment eliminations. This presentation is consistent with the manner in which the CODM reviews the business to assess performance and allocate resources. The CODM uses operating income to allocate resources for each segment on an ongoing basis and to assess the performance for each segment.

The following tables include additional information about reported segment revenue, significant segment expenses and segment measure of profitability:

	For the three months ended September 30, 2025
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	$7,791,395	$-	$-	$7,791,395
Sale of digital coupons to customers - services	-	113,670	-	113,670
Total revenue, net	7,791,395	113,670	-	7,905,065
Costs of revenues	2,337,565	-	-	2,337,565
Gross profit	5,453,830	113,670	-	5,567,500
Operating expenses:
Sales staff costs	48,937	153,604	42,710	245,251
Administrative staff costs	10,752	144,019	76,085	230,856
Outbound transportation expenses	63,358	452	-	63,810
Advertising	14,347	-	-	14,347
Depreciation and amortization	7,145	68,114	82,763	158,022
Consulting	11,461	16,456	496	28,413
Research and development costs	37,575	-	-	37,575
Marketing expense	54,465	-	-	54,465
Sales tax and surcharges	86,421	-	-	86,421
Other expenses	1,108	38,560	24,637	64,305
Total operating expenses	335,568	421,206	226,691	983,465
Operating income (loss)	5,118,262	(307,536)	(226,691)	4,584,035
Total other income (expense), net	-	-	139,183	139,183
Provision for income tax	-	-	(1,378,252)	(1,378,252)
Net income	$5,118,262	$(307,536)	$(1,465,760)	$3,344,966

	For the three months ended September 30, 2024
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	$3,835,199	$-	$-	$3,835,199
Sale of digital coupons to customers - services	-	456,767	-	456,767
Total revenue, net	3,835,199	456,767	-	4,291,966
Costs of revenues	1,343,843	-	-	1,343,843
Gross profit	2,491,356	456,767	-	2,948,123
Operating expenses:
Administrative staff costs	52,024	91,180	205,611	348,815
Outbound transportation expenses	2,981	-	-	2,981
Advertising	-	11,130	-	11,130
Depreciation and amortization	470	470	82,418	83,358
Consulting	41,620	139	-	41,759
Other expenses	145,486	7,384	9,742	162,612
Total operating expenses	242,581	110,303	297,771	650,655
Operating income (loss)	2,248,775	346,464	(297,771)	2,297,468
Total other income (expense), net	-	-	13,217	13,217
Provision for income tax	-	-	(743,648)	(743,648)
Net income	$2,248,775	$346,464	$(1,028,202)	$1,567,037

	For the nine months ended September 30, 2025
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	$16,217,525	$-	$-	$16,217,525
Sale of digital coupons to customers - goods	-	3,151,519	-	3,151,519
Sale of digital coupons to customers - services	-	515,083	-	515,083
Total revenue, net	16,217,525	3,666,602	-	19,884,127
Costs of revenues	5,386,116	1,934,307	-	7,320,423
Gross profit	10,831,409	1,732,295	-	12,563,704
Operating expenses:
Sales staff costs	168,366	496,846	141,907	807,119
Administrative staff costs	20,452	356,867	263,248	640,567
Outbound transportation expenses	104,144	125,638	-	229,782
Advertising	14,587	-	-	14,587
Depreciation and amortization	12,646	127,639	248,237	388,522
Consulting	29,529	35,898	60,122	125,549
Research and development costs	96,188	-	-	96,188
Marketing expense	223,962	-	-	223,962
Sales tax and surcharges	154,446	-	-	154,446
Other expenses	142,182	377,135	105,953	625,270
Total operating expenses	966,502	1,520,023	819,467	3,305,992
Operating income (loss)	9,864,907	212,272	(819,467)	9,257,712
Total other income (expense), net	-	-	392,637	392,637
Provision for income tax	-	-	(2,609,658)	(2,609,658)
Net income	$9,864,907	$212,272	$(3,036,488)	$7,040,691

	For the nine months ended September 30, 2024
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	$4,676,759	$-	$-	$4,676,759
Sale of digital coupons to customers - services	-	577,402	-	577,402
Total revenue, net	4,676,759	577,402	-	5,254,161
Costs of revenues	1,786,842	-	-	1,786,842
Gross profit	2,889,917	577,402	-	3,467,319
Operating expenses:
Administrative staff costs	60,359	114,902	262,402	437,663
Outbound transportation expenses	2,981	-	-	2,981
Advertising	-	11,130	-	11,130
Depreciation and amortization	506	-	110,518	111,024
Consulting	58,150	139	-	58,289
Other expenses	160,648	7,989	5,126	173,763
Total operating expenses	282,644	134,160	378,046	794,850
Operating income (loss)	2,607,273	443,242	(378,046)	2,672,469
Total other income (expense), net	-	-	18,584	18,584
Provision for income tax	-	-	(766,803)	(766,803)
Net income	$2,607,273	$443,242	$(1,126,265)	$1,924,250

Note 14 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below or within these unaudited consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited consolidated financial statements.

Following its listing on Nasdaq on October 1, 2025, the Company was notified by Nasdaq that it had received a notification from personnel at the China Securities Regulatory Commission (the “CSRC”) informing Nasdaq that the CSRC had not yet completed its process of review of the Company’s U.S. listing. As a result, Nasdaq has halted trading of the Company’s common stock and warrants while it seeks clarification of these matters from the Company. The Company believes it has satisfied its obligations with respect to the CSRC and has received a legal opinion from its Chinese securities counsel to that effect. The Company has provided Nasdaq with additional documentation and is awaiting further information at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references to “we”, “us”, “our”, “CN Healthy” or the “Company” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to CN Healthy Food Tech Group Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto, included in Part 1. Item 1. of this Quarterly Report, risk factors, included in Part 2. Item 1A. of this Quarterly Report, our Current Report on Form 8-K filed with the SEC on September 30, 2025 and the proxy statement/prospectus filed with the SEC by Iron Horse Acquisitions Corp. (“Iron Horse”) on May 15, 2025 (the “proxy statement/prospectus”), and the information included in our Current Report on Form 8-K, as filed with the SEC on October 6, 2025.

Overview

On September 29, 2025 (the “Closing Date”), Iron Horse Acquisition Corp. (“Iron Horse)” consummated the merger transactions contemplated by the business combination agreement (the “Initial BCA”) executed during September 2024 with Zhong Guo Liang Tou Group Limited (“Legacy CFI”), and Rosy Sea Holdings Limited (“Rosy Sea” or the “Seller”) and the owner of 100% of the issued and outstanding capital stock of Legacy CFI, with Legacy CFI surviving the mergers as a wholly-owned subsidiary of Iron Horse (the “Business Combination”). As a result of the Business Combination, we became listed on the Nasdaq stock market.

We operate within the health and wellness food industry or holistic health food industry, focusing on distributing natural, grain-based health foods that support preventative health and wellness through our wholly-owned subsidiaries. We offer products that cater to the rising demand for safe, high-quality nutritional options, blending modern technology with traditional Chinese medicine.

Our operations commenced in May 2024 and our key products at September 30, 2025 include Cordyceps Peptide Selenium powder, Baofei Granule Extract plant-based drink, Sea Cucumber Peptide Selenium powder, Double protein peptide selenium powder, Hundred-grain quality porridge. We manage our business in two operating segments: wholesale distribution and live-stream sales, which account for approximately 81.5% and 18.5% of consolidated revenue for the nine months ended September 30, 2025. The wholesale distribution segment consists of product sales made through our extensive distributor network. The live-stream sales segment consists of digital coupon sales for goods and services made through online platforms, primarily live-streaming platforms such as Douyin (TikTok), Meituan and Kuaishou.

Recent Developments

As disclosed on it current report on Form 8-K filed with the SEC on October 6, 2025, following its listing on Nasdaq on October 1, 2025, the Company was notified by Nasdaq that it had received a notification from personnel at the China Securities Regulatory Commission (the “CSRC”) informing Nasdaq that the CSRC had not yet completed its process of review of the Company’s U.S. listing. As a result, Nasdaq has halted trading in the Company’s Common Stock and Warrants while it seeks clarification of these matters from the Company. The Company believes it has satisfied its obligations with respect to the CSRC and has received a legal opinion from its Chinese securities counsel to that effect. The Company has provided Nasdaq with additional documentation and is awaiting further information at this time.

Comparability of Financial Information

Our historical operations and statements of assets and liabilities may not be comparable to our current operations and statements of assets and liabilities as a result of (a) our commencement of operations during May 2024, resulting in only five months in the nine month period ending September 30, 2024 where there were revenue generating activities as compared to the nine months over revenue generating activities during the same period in 2025 and (b) the consummation of the Business Combination in September 2025 and becoming a public company.

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024	% Change
Revenues, net	$7,905,065	$4,291,966	84.1%
Costs of revenue	(2,337,565)	(1,343,843)	73.9%
Gross profit	5,567,500	2,948,123	88.8%
Total operating expenses	983,465	650,655	51.1%
Operating income	4,584,035	2,297,468	99.5%
Total other income, net	139,183	13,217	953.0%
Income before income taxes	4,723,218	2,310,685	104.4%
Provision for income tax	(1,378,252)	(743,648)	85.3%
Net income	$3,344,966	$1,567,037	113.4%
Other comprehensive income	140,988	294,893	(52.1)%
Comprehensive income	$3,485,954	$1,861,930	87.2%

	For the nine months ended September 30,
	2025	2024	% Change
Revenues, net	$19,884,127	$5,254,161	278.4%
Costs of revenue	(7,320,423)	(1,786,842)	309.6%
Gross profit	12,563,704	3,467,319	262.3%
Total operating expenses	3,305,992	794,850	315.9%
Operating income	9,257,712	2,672,469	246.4%
Total other income, net	392,637	18,584	2,012.7%
Income before income taxes	9,650,349	2,691,053	258.6%
Provision for income tax	(2,609,658)	(766,803)	240.3%
Net income	$7,040,691	$1,924,250	265.8%
Other comprehensive income	373,395	259,827	43.7%
Comprehensive income	$7,414,086	$2,184,077	239.4%

Revenue

Total revenue for the three months ended September 30, 2025 was $7.9 million, compared to $4.3 million for the same period in 2024, an increase of $3.6 million, or 84.1%, and for the nine months ended September 30, 2025 was $19.9 million, compared to $5.3 million for the same period in 2024, an increase of $14.6 million, or 278.4%. Growth for both periods was primarily driven by strategic promotional campaigns and new product launches to reach new customers and increase business with existing customers to drive revenue growth.

Cost of Revenue

Total cost of revenue for the three months ended September 30 2025 was $2.3 million, compared to $1.3 million for the same period in 2024, an increase of $1.0 million, or 73.9%, and for the nine months ended September 30, 2025 was $7.3 million, compared to $1.8 million for the same period in 2024, an increase of $5.5 million, or 309.6%. The increase was primarily driven by the increase in revenue.

Operating Expenses

Total operating expenses for the three months ended September 30, 2025 were $1.0 million, compared to $0.7 million for the same period in 2024, an increase of $0.3 million, or 51.1%, and for the nine months ended September 30, 2025 were $3.3 million, compared to $0.8 million for the same period in 2024, an increase of $2.5 million, or 315.9%.

The increases in both periods were attributable to our focus to scale and grow our business as business operations generated cash flows enabling us to hire additional employees, establish a sales and marketing function, and establish a research and development function that facilitated additional growth in both our customer base and our product offerings.

Other Income, net

Total other income, net for the three months ended September 30, 2025 was $0.1 million, compared to less than $0.1 million for the same period in 2024, an increase of $0.1 million, or 953.0%, and for the nine months ended September 30, 2025 was $0.4 million, compared to less than $0.1 million for the same period in 2024, an increase of $0.4 million, or 2,012.7%. The increase in both periods is primarily driven by increased cash balances from operations to hold in deposit accounts and generate interest income.

Provision for Income Tax

The provision for income tax for the three months ended September 30, 2025 was $1.4 million, compared to $0.7 million for the same period in 2024, an increase of $0.7 million, or 85.3%, and for the nine months ended September 30, 2025 was $2.6 million, compared to $0.8 million for the same period in 2024, an increase of $1.8 million, or 240.3%. The increase in the provision for income tax in both periods is attributable to the increase in revenue, offset by the increase in cost of revenue, operating expenses and other income.

Liquidity and Capital Resources

Overview

Historically, our primary uses of cash have been to finance working capital needs and to make deposits with certain of our suppliers. We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash and cash equivalents, operating cash flows and bank borrowings.

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

Our primary sources of liquidity have been cash provided by operating activities, our cash and cash equivalents, which have historically been sufficient to meet our working capital and substantially all of our capital expenditure requirements.

As of September 30,2025, our cash and cash equivalents totaled $37,207,274 and a net working capital surplus of $7,992,232. As of September 30, 2025, about $36,190,512 and $1,016,762 of our cash and cash equivalents were held in the PRC and United States, respectively.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months, though we may require additional capital resources in the future. Additionally, if the wholesale distribution segment and live-stream sales segment revenue mix changes, the operating cash flow generated from the wholesale distribution segment may not be sufficient to cover operating costs and additional capital resources may be required in the future. We may elect to raise additional capital through the sale of equity to fund our future needs beyond the next twelve months or through the acquisition of a debt facility.

Cash Flows Summary

Presented below is a summary of our net cash flows from operating, investing and financing activities:

	For the nine months ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(5,707,674)	$21,852,126
Investing activities	$(625,392)	$(2,807,808)
Financing activities	$1,016,762	$-

Cash flows (used in) provided by operating activities

For the nine months ended September 30, 2025, operating activities used $5.7 million in cash and cash equivalents, primarily resulting from a net income of $7.0 million, non-cash adjustments totaling approximately $0.4 million, and a net cash outflow from changes in operating assets and liabilities of $13.2 million. Net cash used in changes in operating assets and liabilities was driven primarily by an increase in inventory of $0.6 million, an increase in prepaid and other current assets of $1.2 million, and a decrease in advances from customers of $13.6 million. These outflows were partially offset by an increase in accounts payable of $1.4 million, an increase in other taxes payable of $0.3 million and an increase in income tax payable of $0.5 million.

For the nine months ended September 30, 2024, operating activities provided $21.9 million in cash and cash equivalents, primarily resulting from a net income of $1.9 million, non-cash adjustments totaling $0.1 million, and a net cash inflow from changes in operating assets and liabilities of $19.8 million. Net cash provided by changes in operating assets and liabilities was driven primarily by an increase to advances from customers of $22.5 million, an increase in income taxes payable of $0.7 million, an increase in accounts payable of $0.7 million, an increase in accrued expenses and other current liabilities of $0.1 million. The inflows were partially offset by an increase in inventories of $1.6 million, an increase in prepaid and other current assets of $1.6 million, and an increase in accounts receivable of $1.0 million.

Cash flows used in investing activities

During the nine months ended September 30, 2025, net cash used in investing activities was $0.6 million, of which $0.4 million was attributed to the purchase of property and equipment, $0.1 million was attributed to the purchase of an equity investment, and less than $0.1 million was attributed to the acquisition of intangible assets.

During the nine months ended September 30, 2024, net cash used in investing activities was approximately $2.8 million and was primarily attributable to a loan made to our construction developer.

Cash flows provided by financing activities

During the nine months ended September 30, 2025, the consummation of the Business Combination provided approximately $1.1 million of cash.

During the nine months ended September 30, 2024, the cash provided by financing activities was nil.

Holding Company Structure

We face various risks and uncertainties relating to doing business in China. Our business operations are primarily conducted in China, and we are subject to complex and evolving PRC laws and regulations. For example, we face risks associated with regulatory approvals on offshore offerings, anti-monopoly regulatory actions, and oversight on cybersecurity and data privacy, which may impact our ability to conduct certain businesses, accept foreign investments, or list and conduct offerings on a United States or other foreign exchange. These risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to continue to offer securities to investors, or cause the value of such securities to significantly decline or become worthless. For a detailed description of risks relating to doing business in China, see “Risk Factors - Risks Related to Doing Business in the PRC” in our proxy statement/prospectus.

The PRC government’s significant discretion and authority in regulating our operations and its oversight and control over offerings conducted overseas by, and foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Implementation of industry-wide regulations in this nature may cause the value of our securities to significantly decline or become worthless. For more details, see “Risk Factors - Risks Relating to Doing Business in the PRC - Chinese regulatory authorities could disallow our holding company structure, which may result in a material change in our operations and/or a material change in the value of New CFI’s securities, including that it could cause the value of such securities to significantly decline” in our proxy statement/prospectus and “Risk Factors - The Company and CFI have concluded, based on advice received from CFI’s legal counsel in the PRC, that CFI has made all necessary filings with the CSRC under applicable PRC securities laws, and that there are no material legal impediments under currently effective PRC securities laws that would prevent the completion of the Business Combination and the combined company’s listing on a U.S. national securities exchange. If the relevant PRC governmental authorities, including the CSRC, reach a different conclusion about the transaction or the applicability or scope of current PRC laws and regulations, the Company could be subject to legal sanctions or penalties” in our Current Report on Form 8-K, as filed with the SEC on October 6, 2025.

Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and quickly evolving rules and regulations in China, could result in a material adverse change in our operations and cause our Common Stock to decrease in value or become worthless. For more details, see “Risk Factors - Risks Relating to Doing Business in the PRC - Uncertainties with respect to the legal system and changes in laws and regulations in mainland China could adversely affect us in our proxy statement/prospectus.

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

We refer to our subsidiaries domiciled in the PRC as the “PRC Subsidiaries” and the parent company of the PRC Subsidiaries domiciled in Hong Kong as “CFI HK”.

As of September 30, 2025, there were no capital contributions made to our PRC Subsidiaries, neither directly nor through intermediate holding companies.

To date, there have not been any dividends or other distributions from our PRC Subsidiaries to our intermediate holding companies located outside of mainland China. Our intermediate holding companies may rely on dividends and other distributions on equity paid by our PRC Subsidiaries for their cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to their stockholders, subject to our charter and M&A and BVI law or HK law (as applicable) or to service any expenses and other obligations it may incur.

Within our direct holding structure, the cross-border transfer of funds from CFI HK to its PRC Subsidiaries is permitted under laws and regulations of the PRC currently in effect. Specifically, CFI HK is permitted to provide funding to its PRC Subsidiaries in the form of shareholder loans or capital contributions, subject to satisfaction of applicable government registration, approval and filing requirements in China. There are no quantity limits on CFI HK’s ability to make capital contributions to its PRC Subsidiaries under the PRC law and regulations. However, the PRC Subsidiaries may only procure stockholder loans from CFI HK in an amount equal to the difference between its registered capital and total investment amount as recorded in the Chinese Foreign Investment Comprehensive Management Information System or 2.5 times of its net assets, at the discretion of such PRC Subsidiaries.

For additional information, see “Risk Factors - Risks Related to Doing Business in the PRC - PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of our offshore financing to make loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business” in our proxy statement/prospectus.

The PRC Enterprise Income Tax Law (the “EIT Law”) and its implementation rules provide that a withholding tax will be applicable to dividends payable by PRC companies at a rate of 10% to non-PRC-resident enterprises, unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by CFI HK from our PRC Subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC Subsidiaries.

If we or CFI HK is classified as a PRC resident enterprise for PRC enterprise income tax purposes because the PRC tax authorities determined that either we or CFI HK has an actual management body located within the territory of China, we will be subject to a uniform 25% enterprise income tax rate on our worldwide income, which would materially reduce net income.

For additional information, see “Risk Factors - Risks Related to Doing Business in the PRC - Under the PRC Enterprise Income Tax Law, New CFI may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to New CFI and its non-PRC shareholders and have a material adverse effect on its results of operations and the value of your investment” in our proxy statement/prospectus.

There is no assurance that the PRC government will not intervene or impose restrictions on the ability of us or our PRC Subsidiaries to transfer cash. Most of our cash is in Renminbi, and the PRC government could prevent the cash maintained in our bank accounts in mainland China from leaving mainland China, could restrict deployment of the cash into the business of our subsidiaries and restrict the ability to pay dividends. For details regarding the restrictions on our ability to transfer cash between us, and our subsidiaries, see “Risk Factors - Risks Related to Doing Business in the PRC - Restrictions on the remittance of Renminbi into and out of China and governmental control of currency conversion may limit our ability to pay dividends and other obligations and affect the value of your investment” in our proxy statement/prospectus.

We currently do not have cash management policies that dictate how funds are transferred between our holding company and our subsidiaries.

Restrictions on Our Ability to Transfer Cash Out of the PRC and to U.S. Investors

Our PRC Subsidiaries ability to distribute dividends is based upon its distributable earnings. Current PRC regulations permit our PRC Subsidiaries to pay dividends to its shareholders only out of its accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, under PRC law, our PRC Subsidiaries are required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. These reserves are not distributable as cash dividends. If our PRC Subsidiaries incur debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends to CFI HK.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC Subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of mainland China. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any.

For additional information, see “Risk Factors - Risks Related to Doing Business in the PRC - Restrictions on the remittance of Renminbi into and out of China and governmental control of currency conversion may limit our ability to pay dividends and other obligations and affect the value of your investment” in our proxy statement/prospectus.

Commitments and Contingencies

Legal Proceedings

The Company is periodically involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings relating to intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions, and claims will not have a significant adverse effect, individually, or in the aggregate, on the Company’s financial position, results of operations or cash flows. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Government Contribution Plan

Pursuant to the laws applicable to companies organized under the laws of the PRC, the PRC Subsidiaries are required to participate in a government-mandated multi-employee defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the PRC Subsidiaries to pay to the local labor bureau a monthly contribution rate based on the monthly basic compensation of qualified employees. The relevant local bureau is responsible for meeting all retirement benefit obligations and there are no further commitments beyond the monthly contribution for the PRC Subsidiaries.

Off-Balance Sheet Financing Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

Related Party Transactions

On May 30, 2024, the stockholder of Rosy Sea contributed to the Company (i) a building with a gross floor area of 4,032.36 square meters and (ii) a land use right for 18,000 square meters that expire in September 2056, both of which are located in Deliger Industrial Park, Duerbot Mongolian Autonomous County, Daqing City, Heilongjiang Province. These building and land use rights (collectively, the “Contributed Assets”) were recorded on the contribution date at fair value of RMB 30,310,000 ($4,189,937 at May 30, 2024 and $4,153,193 at December 31, 2024) and RMB 19,860,000 ($2,745,369 at May 30, 2024 and $2,721,294 at December 31, 2024), respectively.

Critical Accounting Policies and Estimates

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the year end December 31, 2024 and the period from August 14, 2023 (inception) through December 31, 2023 and the related notes thereto which are included elsewhere in our proxy statement/prospectus.

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. Some of our accounting policies require a higher degree of judgment than others in their application and require us to make significant accounting estimates

The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and accompanying notes and other disclosures included in this proxy statement/prospectus. When reviewing our financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgments and other uncertainties affecting the application of such policies and (iii) the sensitivity of reported results to changes in conditions and assumptions.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

ASC 606 requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

In accordance to ASC 606, the Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. The Company accounts for the revenue generated from sales of its products primarily to its customers in PRC, as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual goods to customers, and there is no separately identifiable other promises in the contracts. The Company’s revenue streams are recognized at a point in time when title and risk of loss passes and the customer accepts the goods, which generally occurs at the time of shipment for the wholesale distribution segment and the time of digital coupon redemption for the live-stream sales segment. The Company’s sales are net of value added tax (“VAT”) and business tax and surcharges collected on behalf of tax authorities in respect of product sales.

We make significant estimates related to revenue recognition including estimates for refund reserves for digital coupons that will be refunded as a result of customer dissatisfaction with goods or services received, services fees paid to the live-stream platforms for digital coupons redeemed, and an allowance for inventories that will be returned. We estimate refunds, service fees and returns allowance using historical refund, service fee, and redemption experience. We also consider trends when making those estimates that could be driven by changes to our policies, or in general, economic conditions that may impact customer behavior. We reevaluate our estimate as facts and circumstances change and at the end of each quarter. These estimate rely on judgments regarding future expectations of customer behavior. While the basis of our estimates is historical data, customer behavior may not always be predictable. If actual refunds and returns differ from our estimates, the effects could be material to the consolidated financial statements.

We evaluate our variable consideration estimates related to the potential shortfall to a minimum purchase volume at the end of our distributor agreements and recognize revenue in the period we can assert it is probable that a significant reversal in the amount of revenue recognized would not occur.

Contract Assets and Liabilities

Payment terms are established based upon credit approvals. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment, delivery, and digital coupon redemption occurs. As of September 30, 2025 and December 31, 2024, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in general and administrative expense when incurred.

The Company generally warrants that its products will substantially conform to the agreed-upon specifications. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns and refunds have historically been immaterial. As such, the Company does not record a specific return or refund reserve and does not consider activities related to such activities to be a separate performance obligation.

Inventories

Inventory consists of finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a first-in, first-out (“FIFO”) methodology. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of income. Inventories are carried at this lower cost basis until sold or scrapped.

Valuation of Contributed Assets

The fair value of the Contributed Assets from the stockholder of Rosy Sea was determined by our board of directors, after considering a third-party valuation and input from management, as there is no public trading market for the Contributed Assets.

The cost approach was determined to be the most appropriate valuation methodology as relevant financial data, valuation information, and appraisal data for these Contributed Assets was readily available. The cost approach estimates fair value based on the expected cost to replace or reproduce the assets and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence. The fair value is calculated by multiplying the replacement cost of the Contributed Assets by the condition rate

The replacement cost of the Contributed Assets considered the cost to reacquire the asset as of the contribution date, including all reasonable and necessary expenses, capital cost and profit.

The condition rate refers to the ratio obtained by subtracting physical depreciation, functional depreciation, and economic depreciation from the asset’s replacement cost and then dividing that difference by the replacement cost, were:

●	Physical depreciation refers to the loss in value of an asset due to wear and tear and natural forces affecting the physical performance of the asset.

●	Functional depreciation is caused by technological advancements that make an asset’s functions relatively obsolete.

●	Economic depreciation refers to the loss in value due to external conditions causing the asset to become idle or decrease in earnings.

Impairment of Long-lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has determined there have been no events and circumstances that indicate possible impairment since inception on its long-lives and intangible assets.

Income Taxes

We account for income taxes using the asset and liability method and assess whether it is more likely than not that the deferred tax assets will be realized. We are also subject to taxation in BVI, Hong Kong, and the PRC. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities.

To assess whether it is more likely than not that deferred tax assets will be realized and whether a valuation allowance needs to be recorded against them, we consider the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, and (d) tax planning strategies.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of deferred tax assets and liabilities, by changes in the measurement of certain tax positions, by changes affecting transfer pricing or by changes in the relevant laws, regulations, principles and interpretations.

The Company’s operating subsidiaries in China are subject to the income tax laws of the PRC. No significant income was generated outside the PRC for the year ended December 31, 2024 or for the period from August 14, 2023 (inception) through December 31, 2023. The Company’s operations in the PRC commenced during 2024, and as such has not yet been required to file a tax return with PRC tax authorities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited documentation around controls, and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We have a limited operating history. Currently, we are not involved in, nor are we aware of any threats of, legal or administrative proceedings that, in management’s opinion, would have a material adverse effect on our business, financial condition, cash flow, or operating results. However, as our business grows, we may from time to time become involved in legal or administrative proceedings in the ordinary course of business, including those related to intellectual property infringement, third-party license violations, contract disputes, and labor or employment claims. Any such proceedings, if significant, could have a material adverse effect on our business, financial condition, cash flow, or operating results.

Item 1A. Risk Factors.

Other than the risk factors listed below, there have been no material changes from the risk factors previously described under our Current Report on Form 8-K filed with the SEC on September 30, 2025 and the proxy statement/prospectus.

Our securities have been suspended from trading on Nasdaq since October 1, 2025, following an oral notification from Nasdaq. If this suspension were to result in our delisting from Nasdaq, it would have a material adverse effect on the value or liquidity of our securities held by our investors.

As disclosed in our current report on Form 8-K filed with the SEC on October 6, 2025, following its listing on Nasdaq on October 1, 2025, the Company was notified by Nasdaq that it had received a notification from personnel at the China Securities Regulatory Commission (the “CSRC”) informing Nasdaq that the CSRC had not yet completed its process of review of the Company’s U.S. listing. As a result, Nasdaq has halted trading in the Company’s Common Stock and Warrants while it seeks clarification of these matters from the Company (the “Trading Halt”). The Company believes it has satisfied its obligations with respect to the CSRC and has received a legal opinion from its Chinese securities counsel to that effect. The Company has provided Nasdaq with additional documentation. However, as of the date of this Quarterly Report, the Trading Halt is still in effect.

If such Trading Halt were to continue, or if our securities were eventually delisted by Nasdaq our investors may face significant material adverse consequences due to their holding of our securities, including:

●	limited availability of market quotations for our securities;

●	significantly reduced or no liquidity for our securities;

●	a determination that our common stock is “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	no longer being “covered securities,” as further described below;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

If Nasdaq eventually decides to delist our securities, we may face shareholder lawsuits, which would have a material adverse effect on our operation.

If Nasdaq eventually proceeds to delist our securities, such delisting would likely have a negative effect on the price of our securities and would impair shareholders’ ability to trade in our securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements.

Additionally, if our securities are not listed on, or become delisted from Nasdaq, for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. If our securities become illiquid, shareholders may be unable to trade their securities unless a market can be established or sustained, and similarly if investors are precluded from trading their securities, it could have dire consequences on our ability to raise more capital.

If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our business, profitability and reputation.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

(a)	Recent Sales of Unregistered Securities

On September 30, 2025, the Company issued a total of 1,000,000 shares of restricted common stock to Messrs. Bengochea and Caragol, in consideration for their assistance with the Company’s financial reporting, SEC filings, coordination with its auditors, governance issues, investor relations, and any other activities.

(b)	Use of Proceeds

None.

(c)	Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)	Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended September, 2025 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule” 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report:

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	Exhibit Reference	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of CN Healthy Food Tech Group Corp.	8-K	3.1	10/6/2025
3.2	Amended and Restated Bylaws of CN Healthy Food Tech Group Corp.	8-K	3.2	10/6/2025
4.1	Amended and Restated Registration Rights Agreement, dated as of September 30, 2025, by and among the Company and certain investors.	8-K	10.4	10/6/2025
10.1	Satisfaction and Discharge of Indebtedness Agreement, dated as of September 30, 2025, by and among Iron Horse, DBC and the Company.	8-K	10.1	10/6/2025
10.2	Promissory Note, dated as of September 30, 2025, issued to DBC.	8-K	10.2	10/6/2025
10.3	Promissory Note, dated as of September 30, 2025, issued to the Sponsor.	8-K	10.3	10/6/2025
10.4	Lock-up Agreement, dated as of September 30, 2025, by and between Iron Horse and Rosy Sea Holdings Limited.	8-K	10.5	10/6/2025
10.5	Letter Agreement, dated April 2, 2025, by and between the Sponsor and Zhenjun Jiang.	8-K	10.6	10/6/2025
10.6	Form of Consulting Agreement.	8-K	10.9	10/6/2025
10.7	Form of Indemnification Agreement.	8-K	10.10	10/6/2025
10.8	Promissory Note, dated September 29, 2025, issued to Yanjun Jiao by Iron Horse Acquisitions Corp.	8-K	10.11	10/6/2025
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN HEALTHY FOOD TECH GROUP CORP.

Date: November 19, 2025	By:	/s/ Zhenjun Jiang
Zhenjun Jiang
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: November 19, 2025	By:	/s/ Weihong Zhu
Weihong Zhu
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)