Form 10-K
period 2025-12-31
CN Healthy Food Tech Group Corp.
filed 2026-03-31
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission file number 001-40272

CN Healthy Food Tech Group Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-4105289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901-1930, T3 Office Building, Hengqin Huafa Commercial City, No.128 Rong’ao Road, Hengqin Guangdong-Macao In-depth Cooperation Zone, Zhuhai City, Guangdong Province, China	519000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 0756-8300080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	UCFI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	UCFIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Our Common Stock and Public Warrants are listed on the Nasdaq Stock Market LLC (the “Nasdaq”) under the symbols “UCFI” and “UCFIW,” respectively. On October 1, 2025, the day on which the Trading Halt occurred, the intraday trading price of our Common Stock was $5.51 and the intraday trading price of our Warrants was $0.09.

As of March 31, 2026, a total of 52,234,983 shares of common stock, par value $0.0001 per share were outstanding.

References in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) to “we,” “us,” “our,” “CN Healthy Food,” “UCFI,” the “Company” and similar terms all refer to CN Healthy Food Tech Group Corp. and its subsidiaries, unless otherwise stated or the context otherwise requires.

A glossary of terms (the “Glossary”) that should be used as a reference when reading this Annual Report can be found immediately prior to Item 1A.

Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

i

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

●	the Company’s ability to meet expectations related to its products, technologies and services and its ability to attract and retain revenue-generating customers and execute on its growth plans;

●	the failure to realize the anticipated benefits of the Business Combination;

●	the Company’s ability following the Business Combination, to maintain the listing of its securities on Nasdaq;

●	costs related to the Business Combination;

●	the risk of actual or alleged failure to comply with data privacy laws and regulations;

●	the outcome of any legal proceedings that may be instituted against the Company related to the Business Combination;

●	the attraction and retention of qualified directors, officers, employees and key personnel of the Company following the Business Combination;

●	the impact from future regulatory, judicial, and legislative changes in the Company’s industry;

●	those factors set forth in documents filed, or to be filed, with SEC by the Company.

ii

PART I

ITEM 1. BUSINESS

BUSINESS

Our Holding Company Structure and China Business Operations

The figure below illustrates our corporate structure, including our major subsidiaries and other subsidiaries as of the reporting date of this annual report.

CN Healthy Tech Group Corp.is a holding company without substantive operations, with the Group’s core business being managed by its domestic wholly-owned subsidiaries (together, the “Group”). These entities focus on developing, manufacturing, and marketing premium health foods driven by AI-powered biotechnology and biotech innovation. By integrating modern biotechnology with traditional Chinese medicine principles, the Group addresses the market’s growing demand for safe, high-quality nutritional products.

The group’s wholly-owned subsidiaries within China are as follows:

●	Heilongjiang Zhongnengliangke Agricultural Technology Co., Ltd. (a wholly-owned subsidiary of Grain Science Innovation Biotechnology (BVI) Limited (“CFI HK”)), a limited liability company established under the laws of the People’s Republic of China, hereinafter referred to as “Operating Company 1”)

●	Harbin Kangliang Kechuang Co., Ltd. (a wholly-owned subsidiary of Operating Company 1, a limited liability company established in accordance with the laws of the People’s Republic of China, hereinafter referred to as “Operating Company 2”)

●	Heilongjiang Beikang Biotechnology Co., Ltd. (a wholly-owned subsidiary of Operating Company 1, a limited liability company established in accordance with the laws of the People’s Republic of China, hereinafter referred to as “Operating Company 3”)

●	Harbin Nongke Internet Technology Co., Ltd. (a wholly-owned subsidiary of Operating Company 1, a limited liability company established in accordance with the laws of the People’s Republic of China, abbreviated as “Operating Company 4”), and

●	Zhuhai Liangke Biotechnology Co., Ltd. (a wholly-owned subsidiary of Operating Company 1, a limited liability company established in accordance with China law, abbreviated as “Operating Company 5”).

On September 30, 2025 (the “Closing Date”), Iron Horse Acquisition Corp. (“Iron Horse)” consummated the merger transactions contemplated by the business combination agreement (the “Initial BCA”) executed during September 2024 with Zhong Guo Liang Tou Group Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Legacy CFI”), and Rosy Sea, the owner of 100% of the issued and outstanding capital stock of Legacy CFI.

On September 30, 2025 (the “Closing Date”), Iron Horse Acquisition Corp. (“Iron Horse)” consummated the merger transactions contemplated by the business combination agreement (the “Initial BCA”) executed during September 2024 with Zhong Guo Liang Tou Group Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Legacy CFI”), and Rosy Sea Holdings Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Rosy Sea” or the “Seller”) and the owner of 100% of the issued and outstanding capital stock of Legacy CFI.

On October 1, 2025, the newly merged company was renamed CN Healthy Food Tech Group Corp. and began trading on the Nasdaq market on October 1, 2025, under the stock codes “UCFI” and “UCFIW”. Following its listing on Nasdaq on October 1, 2025, the Company was notified by Nasdaq that it had received a notification from personnel at the China Securities Regulatory Commission (the “CSRC”) informing Nasdaq that the CSRC had not yet completed its process of review of the Company’s U.S. listing. As a result, Nasdaq has halted trading of the Company’s common stock and warrants while it seeks clarification of these matters from the Company. The Company has provided Nasdaq with additional documentation and is awaiting further information at this time.

The main administrative office of CFI Group is located at Rooms 1901-1930, T3 Office Building, Hengqin Huafa Commercial City, No.128 Rong ‘ao Road, Hengqin Guangdong-Macao In-depth Cooperation Zone, Zhuhai City, Guangdong Province, People’s Republic of China. Contact number: (+86) 0756-8300080.

Our business operations in China face various risks and uncertainties. Our business operations are primarily conducted in China and are subject to complex and evolving Chinese laws and regulations. For example, we face risks related to regulatory approvals for overseas issuances, antitrust regulatory actions, as well as cybersecurity and data privacy regulations, which may affect our ability to conduct specific businesses, accept foreign investments, or list and issue securities on exchanges in the United States or other foreign jurisdictions. These risks may lead to significant adverse changes in our operations and common stock value, severely limit or completely hinder our ability to continue issuing securities to investors, or cause such securities to experience substantial declines in value or even become worthless. For a detailed description of risks associated with conducting business in China, please refer to “Item 1A: Risk Factors.”

Overview

The Group is a leading enterprise integrating R&D, production, and sales of high-end technological bio-health foods. It specializes in green ecological products derived from bio-extraction of whole grains and cereals, with the corporate vision of “AI Technology, Bio-Innovation for a Healthy World.” Our products advocate for green, healthy, international, and mass-market consumption concepts, earning widespread market popularity.

Through strategic deployment of official online e-commerce platforms and social media channels, the Group implements targeted traffic diversion for distributors’ offline physical stores, achieving synergistic sales across both online and offline channels. Concurrently, the Group regularly organizes large-scale offline promotional conferences to continuously drive steady growth in product sales.

The group has established business bases in Daqing City and Harbin Mulan in Heilongjiang Province, as well as Zhuhai City in Guangdong Province, forming a “north-south” layout structure. It has achieved effective market coverage across China and is progressively expanding into overseas markets.

Building on its successful progress in the capital market, the group is committed to achieving its strategic goal of becoming a global leader in high-end health food innovation, leveraging comprehensive advantages across the entire AI technology and biotech innovation value chain, encompassing research, production, and sales.

Our Products

The group specializes in premium health foods derived from natural grains, providing safe and reliable nutritional support for health-conscious consumers. Below are several flagship products with high sales performance:

Cordyceps Peptide Selenium Powder: This product is formulated with high-quality Cordyceps as raw material and refined through bio-enzymatic hydrolysis technology, featuring a scientifically balanced ratio of peptides and selenium elements. The product combines high absorption characteristics with nutritional supplementation advantages, making it suitable for consumer groups that prioritize the efficiency of nutritional supplementation.

Baofei Granule Extract Plant Beverage: This product is formulated with eight traditional Chinese medicinal ingredients—Angelica dahurica, Citrus aurantium, Alpinia oxyphylla, Buddha’s Hand, Ganoderma lucidum, Astragalus membranaceus, Lonicera japonica, and Agastache rugosa—extracted through micro-nano technology for Chinese herbal medicine. It serves as a primary product beneficial for pulmonary health management.

Yanxu Peptide Selenium Premium Powder: This product is a small-molecule active peptide complex refined from bird’s nest through bio-enzymatic hydrolysis technology, rich in key nutrients of bird’s nest such as sialic acid and supplemented with selenium. The product combines the advantages of small molecule size for easy absorption and high bioavailability, facilitating efficient nutritional supplementation, gentle gastrointestinal care, while providing nutritional support for skin health, daily sleep, and energy levels.

Ganoderma and Matsutake Peptide Selenium Powder: This product is a small-molecule active peptide complex refined through bio-enzymatic technology, with Ganoderma lucidum and Matsutake as core ingredients with medicinal and edible properties, supplemented with selenium. It combines the nutritional advantages of raw materials, the high absorption characteristics of small molecules, and the synergistic effects of selenium, thereby enhancing nutrient utilization efficiency and supporting metabolic balance in the body. It is suitable for daily nutritional supplementation scenarios.

Panax Ginseng Peptide Selenium Concentrate Powder: This product is a small-molecule active peptide complex refined from ginseng powder and American ginseng powder through directed bio-enzymatic hydrolysis technology. It is enriched with active ingredients such as ginsenosides and polysaccharides, with scientifically formulated selenium content. Utilizing bio-enzymatic hydrolysis technology, the small-molecule structure enhances bioavailability and reduces gastrointestinal metabolic burden. Ginsenosides, as the core active component, have been scientifically proven to alleviate physical fatigue and assist in improving symptoms of physical weakness and fatigue. This product is suitable for consumer groups with high blood pressure, susceptibility to fatigue, and those requiring daily nutritional supplementation.

Collagen Peptide Prebiotic Beverage: This product is a plant-based oral beverage formulated with ingredients such as black truffle and ginseng, supplemented with collagen peptides and prebiotic components. It is positioned in the field of intestinal health maintenance and nutritional supplementation, suitable for consumer groups who prioritize daily nutritional management.

Plant Essential Oils: This product is a sprayable skin essential oil that integrates ancient Traditional Chinese Medicine formulas with modern technology. It is formulated using over 28 natural herbal ingredients including ginseng, salvia miltiorrhiza, and gastrodia elata, refined through advanced extraction processes. All ingredients in the formulation are selected from the “List of Approved Cosmetic Ingredients” and contain no hormonal substances. The product is positioned in the field of skin soothing care.

Shangshan Literacy Congee: This product was jointly developed by the National Mixed Cereals Research Center and is a natural, non-GMO, additive-free composite grain congee. It is formulated with a carefully selected blend of 78 ingredients, rich in 30 trace elements and 18 amino acids, without the addition of artificial flavorings, colorants, preservatives, or sucrose. The aim is to provide consumers with a nutritionally balanced and convenient dietary option.

Nattokinase Special Dietary Food: This product is a special dietary food primarily composed of nattokinase, earthworm protein, and red yeast rice, refined through optimized formulation systems and manufacturing processes. The product development was inspired by the classic experiments leading to the discovery of nattokinase.

Our Research and Development

The Group has established a robust R&D system and engages in in-depth collaboration with multiple authoritative domestic research institutions. The R&D team comprises high-level professionals from the industry, focusing on the innovative development and quality enhancement of advanced biotechnology health products, continuously providing the market with natural and premium health product solutions.

Intellectual Property

We believe that our patents, trademarks, service marks, domain names, trade secrets, and similar intellectual property rights are crucial to our success. We rely on patent, copyright, and trademark laws, as well as confidentiality and non-disclosure agreements, to protect our intellectual property. We also regularly monitor any infringement or unauthorized use of our intellectual property rights.

As of December 31, 2025, we have registered 13 patents, 85 trademarks, and 6 registered copyrights in the Chinese mainland, and there are still some patents and licenses under application.

Our Manufacturing, Suppliers and Quality Control

Since our in-house production facility commenced operations in October 2025, we have progressively achieved self-sufficiency in core product manufacturing and distribution, with the self-production ratio expected to continue increasing. Currently, certain products remain outsourced through OEM partnerships or sourced from external suppliers. We regard our collaborating manufacturers and suppliers as critical partners in product development, playing a vital role in maintaining the group’s supply chain and delivering essential products for sustainable operations and growth. The procurement department conducts rigorous supplier evaluations through on-site assessments of facility scale, technical capabilities, production capacity, and delivery timelines to ensure compliance with our quality standards.

Our Production Base

To ensure large-scale and standardized operations of core business activities, the Group has established its own production base in Taikang Industrial Park, Duerbote Mongolian Autonomous County, Daqing City, Heilongjiang Province, covering an area of 18,000 square meters. The factory features a rational functional layout designed to meet modern production requirements, comprising four key zones: 1) An 879.50-square-meter office space with ample natural lighting and organized layout, integrating R&D design, project management, quality control, and administrative functions; 2) A 785.00-square-meter hybrid workshop suitable for precision operations; 3) A 1,540.20-square-meter steel structure workshop with spacious layout and excellent load-bearing capacity, housing large-scale automated production equipment and assembly lines; 4) An 821.66-square-meter warehouse serving as raw material storage, finished product temporary storage, and logistics hub, achieving integrated closed-loop operations for production, warehousing, and logistics to significantly enhance operational efficiency. The production base officially commenced operations in October 2025, providing solid hardware infrastructure for the company’s long-term stable development.

To further enhance production efficiency and align with industry trends, the Group will implement comprehensive upgrades at existing production bases, prioritizing automated production lines, precision testing equipment, and intelligent warehouse management systems while optimizing manufacturing processes. Upon completion, these upgrades are expected to significantly increase core product output capacity. Digital management solutions will boost productivity, reduce energy consumption per unit, effectively control production costs, and ensure consistent product quality. The office facilities will also undergo modernization with newly established R&D laboratories, sample display areas, and remote collaboration systems, providing integrated support for technological innovation, team management, and client engagement. This initiative aims to build a state-of-the-art production base that meets industry benchmarks while integrating large-scale operations with smart technologies.

Our manufacturing facilities currently specialize in producing flagship products including Yan Cui Peptide Selenium Premium Powder, Ganoderma and Matsutake Peptide Selenium Powder, and Panax Ginseng Peptide Selenium Concentrate. Since commencing operations in October 2025, these products have contributed 13% to the group’s annual revenue. This self-sufficient production model for core products has significantly strengthened the group’s control over product quality, cost management, and supply chain efficiency.

Suppliers

The group’s relationship with suppliers is formally established through structured OEM agreements lasting one to three years, which incorporate key provisions from the Supplier Agreement. These agreements clearly define responsibilities regarding product specifications, production standards, delivery obligations, and quality assurance. Each supplier must provide essential certifications including business licenses, tax registration certificates, food production licenses, and product inspection certificates to verify compliance with regulatory and quality standards.

Under the supplier agreement, suppliers process orders in accordance with specifications issued by the Group, including product types, quantities, quality standards, and delivery requirements. This approach ensures that every order meets the Group’s stringent expectations. Suppliers are responsible for product packaging, labeling, and logistics arrangements for delivering goods to designated locations, where the Group conducts final inspection and acceptance.

Product quality is ensured by compliance with national safety and quality regulations, as detailed in the Supplier Agreement. Suppliers must immediately notify the Group of any non-compliance with packaging or quality requirements and assume full responsibility for any defects resulting from production defects or failure to adhere to approved formulations.

In the event of non-compliance with regulations, the agreement specifies corrective measures, including penalties for recurring quality issues and potential contract termination. Additionally, both parties shall have rights and obligations regarding order modifications, confidentiality obligations, and dispute resolution. In the event of unresolved disputes, jurisdiction shall be vested in the court where the supplier is located.

Our Brand and Marketing System

Strong brand recognition is a key decision-making factor for consumers of biotech health products. The UCFI Group currently leads in the high-end biotech health food sector in China. The goal is to capture over 15% market share in the natural grain and processed health food markets. The group has developed a series of multi-dimensional strategies to enhance brand reputation and consumer trust. Our marketing strategy emphasizes transparent communication with consumers to strengthen brand reputation. We conduct consumer engagement activities, such as educational campaigns and community events, to highlight the health benefits and quality of our products. Additionally, we actively monitor brand reputation and promptly address any potential issues, ensuring swift correction of any misinformation. By maintaining transparency and integrity in marketing efforts, we are committed to building long-term loyalty and establishing ourselves as a trustworthy brand.

As of December 31, 2025, our offline marketing channels have over 10,000 physical specialty stores and distributor clients. For online channels, we also conduct sales and promotional activities through e-commerce and social platforms such as Douyin, Kuaishou, and Meituan. During the reporting period, we launched the “Kebixin” self-operated live streaming room and introduced AI digital employee anchors. In the future, we will further establish a multi-account live streaming system combining the main brand account with vertical sub-accounts to precisely target high-end customer segments. Meanwhile, we utilize a data middle platform to centrally track key metrics for product popularity, providing data support for operational strategy optimization.

An AI-powered Marketing System Online

Leveraging e-commerce platforms and social media, the group employs digital marketing strategies to drive omnichannel sales across online and offline channels. The platform integrates AI-powered digital human technology, enabling regular live-streaming sales on social media platforms. Virtual digital hosts facilitate round-the-clock interactive engagement and product demonstrations, bridging physical and virtual environments to strengthen direct customer connections. This approach delivers end-to-end services that seamlessly transition from interactive experiences to transactional conversions.

Offline Channel Strategies, Emphasizing Refined Operations and Capability Iteration

Amid the accelerating globalization and aging population trends, public health awareness has significantly increased, leading to growing consumer demand for healthy foods. The pursuit of high-quality lifestyles has further driven consumption upgrades in the health food sector. Based on increasingly segmented consumer profiles and needs, the group continues to strengthen brand channel matrix development and implement in-depth, refined operations across all distribution channels.

Whether in traditional specialized channels with established strengths, highly dynamic online platforms, or steadily expanding emerging scenarios, the group consistently adheres to long-term strategies to drive continuous iteration, enhance efficiency, and leverage precise consumer insights and targeted marketing operations, thereby solidifying the foundation for brand and business growth.

Our Technology

All operating subsidiaries employ advanced technologies in multiple areas including product development, supply chain management, research and development (R&D), and marketing. Our sustained investment in technology applications has enhanced product quality, optimized supply chain management, and improved marketing effectiveness, thereby laying a solid foundation for long-term growth and sustainable development.

Product Development Technology

The Group adheres to the standards of systematization, technological advancement, and internationalization, focusing on the non-GMO agricultural sector and committed to the manufacturing and service of high-end products. Research and development (R&D) serves as the core driving force for new product innovation, with emphasis on non-GMO grain-based high-value-added foods. Relevant technological achievements are transferred from the National Research Center for Mixed Cereals.

The Group has established a deep research collaboration with Professor Xu Liran, Dean of the Zhongjing Medical Research Institute at Henan University of Chinese Medicine, and his team. Professor Xu Liran is an expert recipient of the State Council Special Government Allowance. He served consecutively as the Chief Scientist for major scientific research projects on AIDS during the 11th, 12th, and 13th Five-Year Plans, led multiple key projects funded by the National Natural Science Foundation of China, and has accumulated over 20 research achievement awards. His team comprises more than 20 researchers, including postdoctoral fellows, PhD holders, and master’s degree holders.

Nutritional Formula Design

The group leads nutritional formula development through a team of senior nutritionists and food scientists, leveraging cutting-edge nutritional research findings to customize health food formulations tailored to the specific needs of diverse populations such as the elderly, children, and athletes. This ensures precise alignment with consumers’ health and wellness objectives.

Raw Material Selection and Source Control

The Group implements end-to-end quality control across the entire industrial chain, covering all process stages including planting bases, crop cultivation, raw material screening, non-GMO testing, formulation development, product manufacturing, and packaging. This ensures comprehensive quality control from source to end-user, providing consumers with high-quality products.

Product Process Innovation and Quality Control

The Group strictly adheres to national standards, industry standards, and corporate standards in production organization, establishing a dual management quality control system. The quality control line comprises three-tier positions: quality control officers, quality supervisors, and quality managers. The laboratory line features three-tier roles: laboratory technicians, laboratory supervisors, and laboratory managers. This structure creates an independent yet coordinated quality assurance mechanism between production and testing processes, ensuring product safety and stability.

Supply Chain Management Technology

Logistics Tracking: Through collaboration with logistics suppliers, we employ tracking systems to monitor real-time cargo status. This technology ensures accurate and timely product delivery, thereby enhancing customer satisfaction.

Cloud Warehouse Management System: Utilizing advanced inventory management software, we monitor inventory levels in real-time to ensure stable product supply. Data analysis and forecasting tools optimize procurement and production planning, preventing inventory overstocking or stockouts.

Quality Assurance

We are committed to delivering high-quality products and services to our customers in alignment with our core values and commitments. We believe quality assurance is fundamental to ensuring premium product and service delivery, while also being crucial for reducing waste and enhancing operational efficiency. Quality management practices are prioritized across all business functions, including product development, manufacturing, supplier quality control, procurement, customer experience, service delivery, and logistics operations. Our dedicated quality management team oversees the formulation of comprehensive quality strategies, quality systems and processes, quality culture development, and the implementation of holistic quality management initiatives.

Customer Service

Pre-sales Service

Product Consultation: Customers may inquire about detailed product information, including ingredients, efficacy, and target population, through telephone calls, in-person visits at physical stores, or online consultations with customer service representatives. Customer service personnel should possess comprehensive product knowledge to provide accurate responses to customer inquiries.

Personalized recommendations: Based on the customer’s age, gender, health status, and dietary preferences, we provide customized product recommendations to meet diverse customer needs.

In-sales Service

Order Processing: Ensure fast and accurate handling of customer orders, including order confirmation, payment guidance, and logistics tracking. Customer service representatives should promptly communicate order status with customers to ensure timely updates on order progress.

Payment guidance: Offers customers multiple payment options and provides detailed instructions on completing payment transactions to ensure secure and convenient transactions.

After-sales Service

Product Usage Guidelines: Provide customers with detailed instructions and precautions for product use to ensure correct and safe operation.

Problem Resolution: Customer service personnel shall promptly and patiently provide answers and guidance to any issues or inquiries encountered by customers during product usage.

Complaint Handling: Customer service personnel should attentively listen to, document, and promptly address customer complaints. Through effective communication and coordination, disputes should be resolved to ensure customer satisfaction.

Return and exchange procedures: Establish and improve the return and exchange management system, clearly defining the conditions, processes, and processing timelines for returns and exchanges. For cases that comply with the return and exchange policies, respond promptly and handle them efficiently to ensure the protection of customers’ legitimate rights and interests.

Customer Relationship Management

Customer Follow-up: Conduct regular follow-ups with customers to gather their usage experiences and feedback, enabling continuous improvement of product and service quality.

Health literacy promotion: By delivering health information and organizing health lectures, provide customers with health knowledge and dietary recommendations to assist them in better managing their own health.

Customer Care Program: Develop customer care initiatives such as holiday greetings and birthday gifts to enhance customer loyalty, encourage referrals, and drive repeat purchases.

In summary, the company’s customer service is designed to provide comprehensive and high-quality service experiences. Through professional pre-sales consultation, convenient in-sales services, robust after-sales support, and close customer relationship maintenance, we continuously enhance customer satisfaction and loyalty.

Environment, Society, and Governance

In line with UCFI’s established principles, the company strictly complies with environmental protection laws and regulations such as the Environmental Protection Law of the People’s Republic of China during its production and operations. It adheres to fundamental environmental principles and systems—including prioritizing protection, emphasizing prevention, implementing comprehensive management, fostering public participation, and assuming liability for damages—to ensure that its production and business activities do not cause environmental harm.

Competition

The biotechnology high-end health food sector is marked by intense competition and innovation-driven growth, fueled by consumers’ increasing demand for healthy and sustainable products. Operating in a dynamic market environment, the group competes with established domestic and international players who leverage substantial resources in technology, branding, and marketing to capture market share. As consumer expectations evolve alongside technological advancements, companies continuously adapt their strategies to meet the growing demand for personalized, eco-friendly, and easily accessible health solutions.

The field of biotechnology-based high-end health foods is a complex domain composed of various competitors, each possessing unique advantages and facing distinct challenges:

●	Traditional health food companies: These companies benefit from strong brand recognition, diverse product lines, and mature sales channels, although they may lag in innovation speed and market responsiveness.

●	Emerging brands: Renowned for innovation, precise market positioning, and flexible strategies, emerging brands exhibit agile operations but may face challenges in brand influence and financial capacity.

●	Foreign enterprises: With advanced R&D capabilities, strong brand reputation, and extensive international experience, foreign enterprises possess competitive advantages, but often face challenges in localized operations and market insights into China.

To address potential competitive impacts, the group has implemented a series of multidimensional strategies to consolidate its market position and enhance resilience.

Continuous Innovation and R&D Investment: We fully recognize that product differentiation is crucial for attracting consumers. Therefore, we consistently invest in research and development to create health and wellness products that meet evolving consumer needs. This includes developing customized nutritional formulations and employing advanced processing technologies to enhance product quality and health benefits. By fostering an innovation-driven culture, we strive to accelerate new product launches, meet market demands, and maintain competitive advantages.

Enhancing Product Quality Control: We implement rigorous quality control measures throughout the entire production process to ensure products meet the highest safety and efficacy standards. These measures include regular supplier audits, comprehensive testing of raw materials, and adherence to industry standards for food safety and compliance. Our focus on quality assurance helps build consumer trust and reduces risks that could impact competitors due to product recalls or quality issues.

Enhancing Brand Reputation and Consumer Trust: Our marketing strategy prioritizes transparent communication with consumers to strengthen brand reputation. We conduct consumer engagement initiatives such as educational campaigns and community events to highlight the health benefits and quality of our products. Additionally, we actively monitor brand reputation and promptly address any potential issues, ensuring swift correction of misinformation. By maintaining transparency and integrity in marketing efforts, we strive to build long-term customer loyalty and establish ourselves as a trustworthy brand.

Optimizing Supply Chain and Logistics: To ensure supply chain sustainability, we have established robust partnerships with multiple trusted suppliers to secure critical raw material supplies. We conduct comprehensive supply chain risk assessments to identify and mitigate potential disruptions such as price fluctuations or shortages of key components. Our logistics framework is designed with flexibility in mind, enabling rapid adaptation to supply-demand fluctuations. By maintaining stable and resilient supply chains, we enhance cost control capabilities while delivering consistent product availability to consumers.

Expanding Market Channels and Consumer Engagement: Our distribution strategy focuses on broadening both online and offline market channels to enhance product accessibility and market penetration. By leveraging e-commerce platforms, social media, and digital marketing tools, we reach wider audiences and engage directly with consumers. Additionally, we strive to elevate in-store shopping experiences through seamless integration of physical stores and digital touchpoints, creating a cohesive omnichannel shopping journey. These initiatives position us to capture a larger share of the health-conscious consumer market. The Group also plans to establish a chain network of Traditional Chinese Medicine (TCM) health centers (starting from 2025) to integrate TCM practices, supporting our mission in producing health foods and delivering personalized wellness solutions. Concurrently, targeted research initiatives are being implemented to boost customer engagement. Key initiatives include developing advanced digital tools such as AI-powered marketing solutions to optimize distribution efficiency, alongside establishing an AI-driven customer service system to enhance satisfaction levels.

Adapting market strategies to align with consumer trends: We closely monitor consumer preferences and market dynamics to optimize product offerings and pricing strategies. Our methodology incorporates frequent market analysis and consumer feedback evaluations, enabling rapid response to demand shifts and refined positioning in the healthcare sector. Through continuous market strategy optimization, we strive to maintain relevance and attract diverse consumer demographics.

Ensuring robust compliance and risk management: To mitigate regulatory risks, we have established a comprehensive compliance framework that ensures all operational activities comply with applicable laws and regulations. This includes regular compliance audits, employee training programs on regulatory standards, and a proactive approach to identifying and addressing potential legal challenges. Our steadfast commitment to compliance helps protect the group from regulatory fines while strengthening consumer confidence in our brand integrity.

In summary, while competitors’ development may impact our group in various aspects, our proactive strategies in product innovation, quality control, brand enhancement, supply chain resilience, market expansion, adaptive strategies, and compliance management have established a solid foundation for addressing competitive dynamics and achieving sustainable growth.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some important factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Risks Related to the Trading Halt

As of October 1, 2025, in accordance with Nasdaq’s oral notice, our securities have been suspended from trading on Nasdaq. As of the date of this annual report, our securities have not resumed trading on Nasdaq, which may have a material adverse impact on the value or liquidity of investors holding our securities.

As disclosed in our Form 8-K filing with the U.S. Securities and Exchange Commission (SEC) on October 6, 2025, following Nasdaq’s listing on October 1, 2025, Nasdaq notified the Company that it had received notification from China Securities Regulatory Commission (“CSRC”) officials stating that Nasdaq’s CSRC review process for the Company’s U.S. listing had not been completed. Consequently, Nasdaq suspended trading of the Company’s common stock and warrants while requiring clarification on these matters (the “Trading Halt”). The Company asserts that it has fulfilled its obligations to the CSRC and has obtained legal opinions from its Chinese securities legal counsel regarding this matter. Additional documentation has been submitted to Nasdaq. However, as of the date of this annual report, the Trading Halt remains in effect.

If the Trading Halt persists, or if our securities are ultimately delisted from Nasdaq, our investors may face significant adverse consequences due to their holdings, including:

●	Limited market quotes for our securities;

●	Designating our common shares as “underweight stocks” will require brokers dealing in our shares to comply with stricter regulations and may result in reduced trading activity in our secondary securities market.

●	No longer considered as “valuable securities”, as detailed below;

●	Limited news and analytical coverage; and

●	Reduced capacity to issue additional securities or secure additional financing in the future.

The National Securities Market Improvement Act of 1996, a federal statute, prohibits or takes precedence over state regulations regarding the sale of certain securities (referred to as “regulated securities”). While states are prioritarily deprived of regulatory authority over securities sales, this federal law does allow states to investigate companies when fraud is suspected. If fraudulent activities are identified, states may impose oversight or prohibit the sale of regulated securities under specific circumstances. Although no state has utilized these powers to restrict securities issued by blank check companies (with the exception of Idaho), securities regulators in some states maintain negative views toward such entities and may employ or threaten to employ these authorities to hinder the sale of blank check company securities within their jurisdictions. Furthermore, if we delist from NASDAQ, our securities will cease to be regulated securities and will fall under the jurisdiction of the states where we offer them.

Should Nasdaq ultimately decide to delist our securities, we may face shareholder lawsuits, which would have a significant adverse impact on our operations.

Should Nasdaq ultimately decide to delist our securities, this action is likely to negatively impact their price performance and impair shareholders’ ability to trade them. In the event of delisting, we cannot guarantee that any measures taken to meet listing requirements will result in securities relisting, stabilize market prices, enhance liquidity, or prevent future violations of Nasdaq’s listing standards.

Furthermore, if our securities are not listed on NASDAQ or delisted from NASDAQ for any reason and are traded on the Over-the-Counter Bulletin Board—an automated quotation system for stock trading between non-national stock exchanges—our securities may face greater liquidity and pricing constraints compared to listings on NASDAQ or other national stock exchanges. Should our securities experience liquidity shortages, shareholders may struggle to trade their holdings unless market conditions can be restored. Conversely, if investors are unable to trade our securities, this could severely impact our capacity to raise additional capital.

If any of our shareholders initiate legal proceedings against us, we may incur substantial costs in litigation defense. Such lawsuits may also divert the time and attention of our management, preventing them from focusing on our business operations, thereby severely impairing our business performance, profitability, and reputation.

According to China law, the business merger with IRON HORSE that we completed on September 30, 2025 requires filing with the China Securities Regulatory Commission. As of now, we cannot predict when we will complete such filings.

The Regulations on Foreign Investors’ Acquisition of Domestic Companies, commonly referred to as the M&A Rules, were promulgated in 2006 by six different China regulatory authorities and revised in 2009. On the surface, they require offshore special purpose vehicles controlled by China companies or individuals to obtain approval from the China Securities Regulatory Commission (CSRC) before listing their securities on overseas stock exchanges through acquisitions of domestic companies or assets in China. The interpretation and application of these provisions remain unclear, and our offshore issuance may ultimately require approval from the CSRC. If such approval is required, we face uncertainties regarding our ability to obtain it and the potential timeframes involved. Furthermore, even if approved by the CSRC, such approval may be revoked. Any failure to obtain or delay obtaining CSRC approval for our listing, or any revocation of such approval, may subject us to sanctions from the CSRC or other China regulatory authorities. These sanctions may include fines and penalties affecting our operations in China, restrictions or constraints on our ability to distribute dividends overseas, and other forms of sanctions that could have significant adverse impacts on our business, financial condition, and operating performance.

In addition, the Chinese government has recently attempted to impose greater supervision and control over overseas issuances or foreign investments by China issuers. Among other measures, the Guidelines (definitions provided below) emphasize the need to strengthen cross-border regulatory cooperation, as well as the management and supervision of China issuers, and to establish a comprehensive regulatory framework to apply China capital market laws and regulations overseas. On February 17, 2023, the China Securities Regulatory Commission (CSRC) promulgated the “Interim Measures for the Administration of Overseas Securities Issuance and Listing by Domestic Companies,” also known as the “Overseas Listing Filing Rules,” which came into effect on March 31, 2023. According to the Overseas Listing Filing Rules, China domestic companies issuing or listing stocks, depositary receipts, convertible corporate bonds, or other equity securities in overseas stock markets, whether directly or indirectly through offshore holding companies, must file with the CSRC. If a China domestic company intends to complete an overseas (i) initial public offering and listing or (ii) listing under the name of an overseas enterprise through one or more acquisitions, stock swaps, stock transfers, or other means, based on the equity, assets, income, or other similar rights of the relevant China domestic company, the issuer (if the issuer is a China domestic company) or its designated major China domestic operating entity (if the issuer is an offshore holding company) must report to the entity within three working days after the issuer submits application documents related to the initial public offering and/or listing, or after the first announcement of the relevant transaction (if no application documents are required). The determination of whether any issuance or listing is “indirect” will be based on the principle of “substance over form.” If the issuer meets the following two conditions, the issuer’s issuance or listing will be considered an overseas indirect issuance or listing of a China domestic company: (i) The revenue, profit, total assets, or net assets of the China domestic company in the most recent fiscal year account for more than 50% of the relevant line items in the issuer’s audited consolidated and consolidated financial statements for that year; and (ii) The majority of senior executives responsible for its business operations and management are Chinese citizens or have a general residence in China, or if its principal place of business is in China, or if its business operations are primarily conducted in China. In addition, according to the “Overseas Listing Filing Rules” and a set of Q&As published on the official website of the China Securities Regulatory Commission (CSRC) related to the release of the “Overseas Listing Application Rules,” if any regulatory authority with jurisdiction over the relevant industries and sectors explicitly requires (in the form of institutional rules) that a China domestic company must fulfill regulatory procedures before listing overseas, the company must obtain regulatory opinions, approvals, and other documents from the competent authority prior to submitting filings to the CSRC, and complete any required filings. After obtaining filing with the China Securities Regulatory Commission (CSRC) and before the completion of this issuance and/or listing, if any of the following material events occurs, the reporting entity shall promptly report to the CSRC within three working days and update the CSRC filing: (i) significant changes in the issuer’s main business, licenses, or qualifications; (ii) changes in the issuer’s control or any major changes in the issuer’s equity structure; and (iii) any major changes to the issuance and listing plan. Once listed overseas, the reporting entity shall also be required to report to the CSRC within three working days after any of the following material events occur and are announced to the CSRC: (i) changes in the issuer’s control; (ii) investigations, sanctions, or other measures taken by foreign securities regulatory authorities or relevant competent authorities against the issuer; (iii) changes in listing status or transfer of the Listing Committee; and (iv) voluntary or compulsory delisting of the issuer. In addition, if the issuer completes any overseas follow-on issuance in the same overseas market where the public offering and listing were completed, it must file with the CSRC within three working days. Failure to comply with applicable filing requirements may result in fines imposed on the relevant China domestic company, its controlling shareholders, and other responsible persons.

In accordance with the “Overseas Listing Filing Rules”, the “Notice on Domestic Companies’ Overseas Fundraising Listing Filing Management” issued by the China Securities Regulatory Commission (CSRC) on February 17, 2023, the “Notice on Overseas Listing Filing”, and a series of Q&A published on the CSRC’s official website, we were required to complete filing procedures related to this corporate merger with the CSRC before listing our securities on NASDAQ, in compliance with the “Overseas Listing Application Rules”. We submitted the necessary documents pertaining to the merger to the CSRC on December 21, 2024. On March 19, 2025, the CSRC requested supplementary materials, which we subsequently provided on April 2, 2025. Although this step was mandatory, uncertainties remain regarding the timely completion of the application process and its impact on our NASDAQ listing. Failure to comply with filing requirements or subsequent revocation of approvals could significantly adversely affect our business operations, financial condition, and operational activities. As of the date of this annual report disclosure, we have not yet received the filing notification from the CSRC.

Our limited operational history introduces uncertainty regarding our capacity expansion, ability to meet customer demands, and potential for sustainable growth.

The Group currently operates under a relatively new business structure that includes several subsidiaries established in recent years, although some operational entities have longer histories. However, our existing structure and integration strategy were formally established during the restructuring completed in early 2024, alongside CFI’s business merger with Iron Horse finalized on September 30,2025. These factors may result in insufficient historical data or references for assessing our ability to meet market demands, expand production capacity, and achieve profitability. Given our limited operational history, we face challenges in forecasting future revenues, accurately budgeting expenditures, and identifying emerging trends that could impact business operations.

Risks Related to Doing Business in the PRC

Failure to comply with the Chinese government’s complex regulatory requirements and significant oversight on our business operations may result in substantial adverse impacts on our operations and securities value.

Our facilities are located within the territory of the People’s Republic of China, which requires us to comply with various government and regulatory requirements applicable to our operational locations, including those implemented by various local and municipal authorities and government branches. The Chinese government holds considerable power to influence and intervene in the operations of offshore holding companies, such as CFI. Therefore, our business, financial condition, operational results, and future prospects may be significantly affected by the overall political, economic, and social conditions in China. China’s economic structure differs from that of most developed countries in multiple aspects, including the level of government involvement, development stage, growth rate, foreign exchange controls, and resource allocation. Although the Chinese government has taken measures aimed at promoting market-driven economic reforms, divesting state ownership of productive assets, and improving corporate governance, a significant portion of productive assets in China remains under government ownership. Additionally, the Chinese government continues to play a significant role in shaping industrial development through the implementation of industrial policies. It also maintains substantial control over the Chinese economy by allocating resources, regulating foreign currency debt payments, formulating monetary policies, and providing preferential treatment to specific industries or enterprises. Furthermore, certain regulations (i) on the measures we operate and (ii) on overseas offerings by Chinese issuers and foreign investments may severely restrict or completely hinder our ability to issue or continue issuing securities to investors, leading to significant depreciation or complete loss of value of such securities.

In addition, the Chinese government has considerable control over numerous sectors of the China economy through regulation and state ownership. Our operational capabilities in China are susceptible to significant disruptions from legislative and regulatory changes, including issues related to securities regulation, data protection, cybersecurity, taxation, foreign investment restrictions, and mergers and acquisitions.

The central and local governments of the People’s Republic of China may implement new and stricter regulations or reinterpret existing ones, which will require us to incur additional expenses and efforts to ensure compliance with these directives or interpretations. As a result, we may face substantial government and regulatory requirements in the China provinces where we operate, and may be subject to supervision by various political and regulatory entities, including numerous local and municipal institutions and government branches. We may incur higher costs for complying with existing and newly enacted laws and regulations, or face penalties for non-compliance. If the Chinese government attempts to strengthen oversight and control over overseas issuances and/or foreign investments targeting issuers within China, such actions may severely restrict or completely hinder our ability to issue or continue issuing securities to investors, leading to significant depreciation or total loss of such securities’ value.

China’s economy has experienced significant growth over the past few decades; however, this growth has been uneven across different geographical regions and various economic sectors. The Chinese government has implemented a series of measures aimed at promoting economic growth and strategic resource allocation. While some of these measures may benefit the overall Chinese economy, they could also have negative impacts on our operations. A slowdown in China’s economy may lead to reduced demand for our products, thereby having a significant and adverse impact on our business and operational results.

The uncertainty regarding the legal system partly stems from both published and unpublished government policies, as well as the potential rapid changes in Chinese mainland laws and regulations, which may adversely affect us.

We primarily conduct business through China mainland subsidiaries. Our operations in mainland China are governed by local laws and regulations. Our mainland subsidiaries are subject to the laws and regulations applicable to foreign investment in mainland China. The legal system in mainland China is based on a civil law system with a codified legal framework. Unlike the common law system, under the civil law system, previous court judgments can be cited as references, but their case law value is limited.

Over the past few decades, laws and regulations in mainland China have significantly strengthened the protection of various forms of foreign investment in the mainland. However, due to the relatively recent enactment of certain laws and regulations, as well as the limited number of published judicial rulings that lack binding force, there remains uncertainty in the interpretation and enforcement of these legal provisions.

In addition, the legal system of the Chinese mainland is to some extent based on government policies, some of which are not disclosed or are not disclosed in a timely manner, and may change rapidly without prior notice. Therefore, we may not be aware of our own potential policy and rule violations.

The Chinese government imposes complex regulatory requirements on our business operations and has recently enacted multiple regulations to strengthen oversight of overseas issuance activities and foreign investments in domestic issuers. These measures, along with potential future tightening controls, could severely restrict or even completely hinder our ability to issue securities to investors or continue issuing new securities, potentially causing significant value depreciation or rendering such securities worthless.

The U.S. Securities and Exchange Commission (SEC) may impose additional disclosure requirements and strengthen regulatory scrutiny for companies with significant business operations in China, which could increase our compliance costs, subject us to additional disclosure requirements, and/or suspend or terminate our future securities offerings, thereby making financing more difficult.

On July 30, 2021, in response to recent regulatory developments in China and measures taken by the Chinese government, the Chairman of the U.S. Securities and Exchange Commission (SEC) issued a statement requiring SEC staff to seek additional disclosures from overseas issuers related to companies operating within China before the registration statements of overseas issuers take effect. Therefore, the issuance of our securities may need to comply with additional disclosure requirements and reviews imposed by the SEC or other U.S. regulatory authorities on companies conducting business within China, which could increase our compliance costs, subject us to additional disclosure requirements, and/or result in the suspension or termination of our future securities offerings, thereby making financing more difficult.

The Chinese government has recently issued new policies affecting specific industries, and there is no guarantee that regulations or policies that may adversely affect our business, financial condition, and operating performance will not be introduced in the future. In addition, if China adopts stricter standards in specific areas such as corporate social responsibility or environmental protection, we may incur higher compliance costs or face additional restrictions in operations.

We operate in a highly regulated environment and are subject to extensive regulations in China, which affect our operations and may lead to significant changes in our operations and common stock value.

The environment in which we operate is subject to high regulation. Specifically, our operational activities are constrained by extensive regulations in China, including but not limited to those concerning healthy food, mandatory product certification, defective product recalls, and product liability and consumer protection laws. Multiple Chinese regulatory authorities oversee different aspects of our operations, including but not limited to:

●	Mandatory product certification;

●	Product liability;

●	Environmental protection system; and

●	Safety production and occupational health requirements.

We have an obligation to obtain various government approvals, licenses, permits, and registrations related to business operations, and to comply with mandatory standards and regulations pertaining to manufacturing processes and products. However, the interpretation of these regulations may change, and new regulations may be introduced, which could disrupt or restrict our operations, weaken our competitiveness, or result in high compliance costs. Additionally, the submission of certain documents to government agencies is mandatory. As we expand our sales and distribution networks and add retail stores in China, we cannot guarantee that these filings will be completed in a timely manner. If any of our existing or future branches fail to complete the necessary filings, they may be ordered to immediately rectify violations or face fines of up to 10,000 RMB. We cannot guarantee that we have met or will continue to meet all applicable laws and regulations. Furthermore, the Chinese government imposes restrictions on foreign ownership.

Therefore, future government actions, including interventions or influences on any decisions we make at any point in time, or controls on overseas securities offerings and foreign investments by issuers within China, may force us to make significant operational adjustments, potentially limit or completely hinder our ability to issue or continue issuing securities to investors, and/or may result in a substantial decline in the value of such securities or render them worthless.

Our board of directors is typically responsible for monitoring risks arising from cybersecurity threats (if any). Since our initial public offering (IPO), we have not encountered any cybersecurity incidents.

The Group collects and stores certain business and operational data, including information about its distributors and suppliers. Although we do not collect consumer or retail customer data, we are still subject to the data protection and cybersecurity laws and regulations applicable in China and any other jurisdictions where we operate. These laws regulate the collection, storage, use, and security of data and impose significant compliance obligations.

Although we have implemented data security measures to protect sensitive business information and comply with applicable laws, our systems remain vulnerable to cyberattacks such as hacker intrusions, malware, or phishing attacks. These threats may lead to unauthorized access, data breaches, or business disruptions. Cyberattacks targeting our contractors or third-party service providers could further increase the risk of data loss or misuse.

Data protection regulations in China and globally are becoming increasingly stringent and complex, with new requirements constantly being introduced, such as China’s Personal Information Protection Law (PIPL) and Data Security Law. Failure to comply with these or other evolving data protection laws may result in substantial fines, penalties, operational restrictions, and reputational damage.

Compliance with these laws requires sustained investments in security infrastructure, training programs, and monitoring systems. Furthermore, future regulatory changes in data protection laws—such as stricter requirements for data retention, transmission, or storage—may incur additional costs or operational adjustments. Failure to comply could result in investigations, enforcement actions, or restrictions on our data collection and usage capabilities, potentially harming our business operations, financial health, and overall performance.

While we are committed to complying with applicable data protection laws, uncertainties in their interpretation and enforcement, along with potential cybersecurity risks, may adversely affect our operations and reputation. Any significant data breach or failure to comply with data protection regulations could have substantial negative impacts on our business.

As of the reporting date of this annual report, we have not received any notification from authorities identifying us as operators of critical information infrastructure, or requiring us to undergo cybersecurity reviews or network data security reviews by the Cyberspace Administration of China, or obtaining licenses from the Cyberspace Administration of China. Given that we are not (i) engaged in activities that affect or may affect national security; (ii) operators of critical information infrastructure procuring network products and services that may affect national security; or (iii) operators of network platforms holding personal information data of over one million users. However, there remains uncertainty regarding how the “Cybersecurity Review Measures” and the “Security Review Draft” will be interpreted or implemented, and whether China regulatory authorities (including the Cyberspace Administration of China) will issue new laws, regulations, rules, or detailed implementation guidelines or interpretations related to the “Cybersecurity Review Measures” and the “Security Review Draft.” If any such new laws, regulations, rules, implementation guidelines, or interpretations come into effect, we expect to take all reasonable measures and actions to ensure compliance and minimize any adverse impacts caused by such laws.

Exchange rate fluctuations may result in foreign exchange conversion losses.

The exchange rate fluctuations of the RMB against the US dollar and other currencies are influenced by changes in Chinese government policies and largely depend on domestic and international economic and political conditions as well as supply and demand conditions in local markets. In July 2005, the Chinese government changed its decades-long policy of pegging the RMB to the US dollar, after which the RMB appreciated by more than 20% against the US dollar over the next three years. From July 2008 to June 2010, this appreciation trend ceased, and the RMB-to-US-dollar exchange rate remained within a narrow range. Since June 2010, the RMB-to-US-dollar exchange rate has experienced fluctuations, sometimes with significant and unpredictable volatility. With the development of foreign exchange markets and the advancement of interest rate liberalization and RMB internationalization, the Chinese government may announce further adjustments to the exchange rate regime in the future, and we cannot guarantee that the RMB will not appreciate or depreciate substantially against the US dollar. It is difficult to predict how market forces or China and the US government’s policies will affect the RMB-to-US-dollar exchange rate in the future.

Any depreciation of the Renminbi may adversely affect the value of our shares and dividends paid in foreign currencies. Additionally, we face challenges in identifying cost-effective tools to reduce foreign currency risk exposure. These factors could significantly impact our business operations, financial position, operational performance, and future prospects, while diminishing the foreign currency value of our shares and the dividends paid in foreign currencies.

Risks Related to Intellectual Property and Legal Litigation

We may face intellectual property infringement claims, which could entail substantial defense costs and potentially disrupt our business operations.

We cannot be certain that any aspect of our operations or business will not infringe upon or otherwise violate trademarks, patents, copyrights, proprietary technologies, or other intellectual property held by third parties in the past or in the future. In the future, we may from time to time face legal proceedings, claims, or penalties related to intellectual property rights held by others. Additionally, there may be third-party trademarks, patents, copyrights, proprietary technologies, or other intellectual property rights that we may have infringed without knowledge. The rights holders of such intellectual property may assert their rights against us in China, the United States, or other jurisdictions. If any third party files an infringement lawsuit, regardless of the validity of their claims, we may be forced to divert management time and other resources from our business and operations to address these lawsuits.

In addition, the application and interpretation of China’s intellectual property laws, as well as the procedures and standards for granting trademarks, patents, copyrights, know-how, or other intellectual property rights in China, continue to evolve and remain uncertain. We cannot guarantee that Chinese courts or regulatory authorities will endorse our analysis. If we are found to have infringed upon others’ intellectual property rights, we may face legal liabilities and penalties for the infringement, be prohibited from using such intellectual property rights, and may also be required to pay licensing fees or develop our own alternatives. Consequently, our business and operational performance may suffer significant adverse impacts.

We may not be able to prevent others from unauthorized use of our intellectual property rights, which could harm our business and competitive position.

We believe our trademarks, domain names, proprietary technologies, and similar intellectual property rights are crucial to our success. We rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with employees and other personnel, to protect our proprietary rights. Despite these measures, any of our intellectual property rights may still be challenged, invalidated, circumvented, or infringed upon, or they may not be sufficient to provide us with a competitive advantage. For example, we regularly file trademark registration applications in China, but these applications may be delayed or unsuccessful and may be challenged by third parties. Due to China’s “first-to-file” trademark registration system and the existence of similar registered trademarks in the same categories, we may not be able to successfully register trademarks in these categories and face the risk of being deemed to infringe on third-party trademark rights. Additionally, for trademarks we have not registered in China, we may not be able to prevent third parties from using our brand. Other parties are also using trademarks similar to ours. We consider our trademarks to be essential to our business. We are filing revocation applications against certain existing trademarks held by third parties on grounds of insufficient use. However, we cannot guarantee the success of these applications or the successful registration of our trademarks.

If any third party files a trademark infringement lawsuit against us for using any unregistered trademarks, we may face civil and administrative liabilities under China’s Trademark Law. We may also be ordered to cease any products accused of or found to infringe upon the legitimate rights and interests of third parties, or to redesign our products or processes to avoid infringement claims, and to compensate such third parties for losses up to RMB 5 million, as well as be ordered to eliminate any negative impacts. Additionally, we may face various administrative liabilities, including but not limited to: if the illegal gains exceed RMB 50,000, a fine of up to five times the illegal gains may be imposed; if the illegal gains are less than RMB 50,000, a fine of RMB 250,000 may be imposed. Any such liabilities may disrupt our business operations and have a material adverse impact on our reputation, financial condition, and operating performance. Even if we successfully defend against such claims, legal proceedings may still result in substantial costs and divert management attention.

Meanwhile, intellectual property protection in China remains an evolving legal field. We cannot predict the future developments in this legal domain, including the enactment of new laws, amendments to existing laws, or their interpretations. As a result, we may fail to adequately protect our intellectual property rights, which could adversely affect our revenue and competitive position.

In China, the protection and enforcement of intellectual property rights often face difficulties. The application of relevant laws and regulations depends on judicial interpretations and enforcement, but due to the lack of clear legal guidance, their application may not be consistent. Counterparties may violate confidentiality and non-compete agreements, and we may not have sufficient remedies to address such breaches. As a result, we may not be able to effectively protect our intellectual property rights or enforce our contractual rights in China. Preventing unauthorized use of our intellectual property is both difficult and costly, and the measures we take may not be sufficient to prevent intellectual property theft. If we resort to litigation to enforce our intellectual property rights, such lawsuits may incur substantial costs and divert our management and financial resources. We cannot guarantee success in such lawsuits. Additionally, our trade secrets may be disclosed, obtained by competitors in other ways, or independently discovered by competitors. If our employees or consultants use intellectual property owned by others while working for us, it may lead to disputes regarding related proprietary technology and invention rights. Any failure in protecting or enforcing our intellectual property rights may have a significant adverse impact on our business, financial condition, and operating results.

We may not be able to adequately acquire or maintain our proprietary and intellectual property rights in data or technology.

We cannot guarantee that our employees, consultants, or other relevant parties will comply with confidentiality, non-disclosure, or invention transfer agreements, nor can we ensure the validity of such agreements in controlling access to and distribution of our products/services, specific aspects thereof, or proprietary information. Additionally, we may face third-party challenges to our ownership of intellectual property rights or inventorship claims that we assert as our own. For instance, such challenges might invalidate agreements signed with employees or consultants requiring intellectual property transfers to us, or conflict with their prior contractual obligations to transfer inventions to other employers, former employers, or third parties. While we rely on employment-related work clauses to establish ownership of intellectual property created by employees, certain types of intellectual property may require separate documentation to legally transfer ownership rights to us.

As our patents may expire without extension options, our patent applications could be denied approval. Our patent rights may face challenges including challenges, circumvention, invalidation, or restricted scope, potentially compromising their effectiveness in protecting our interests. More critically, we might fail to prevent others from developing or utilizing competing technologies, which could significantly adversely impact our business operations, financial health, and operational performance.

As of the date of this annual report release, we have registered 13 patents, 85 trademarks, and 6 software program copyrights in the Chinese mainland. Even if our patent applications are approved and we obtain corresponding patents, there remains uncertainty regarding whether these patents may face opposition, circumvention, or invalidation in the future. Additionally, rights under granted patents may not provide us with substantial protection or competitive advantages. The legal measures offered by these protections are limited, and competitors or others may acquire or utilize our intellectual property and proprietary information. Claims under any patent may not be sufficiently broad to prevent others from developing technologies similar to ours or achieving effects comparable to ours. Furthermore, others’ intellectual property may also prevent us from licensing or utilizing our patents. In the fields where we have developed and are developing products, there exists a significant number of patents owned by others and pending patent applications. These patents and patent applications may claim priority over our patent applications and may result in the invalidation of our patent applications. Finally, in addition to individuals who may claim priority, any of our existing patents or pending patent applications may be challenged by others if deemed invalid or unenforceable. Our success depends in part on our ability to acquire, maintain, expand, enforce, and defend the scope of our intellectual property. The patent application process is both costly and time-consuming. We may struggle to file, apply for, maintain, enforce, or license all necessary or desirable patents at reasonable costs, within reasonable timelines, or across jurisdictions where commercial protection holds value. In some cases, we might even fail to secure any protection for our proprietary rights. Any failure to obtain or sustain patent protection and other intellectual property safeguards for our products could significantly harm our business operations, financial health, and overall performance.

In addition to patented technologies, we also rely on our non-patented know-how, trade secrets, processes, and specialized expertise.

We rely on proprietary information—including trade secrets, technical know-how, and confidential data—to protect intellectual property that may not qualify for patents or where non-disclosure is deemed more appropriate. To safeguard such information, we typically enter into confidentiality agreements with employees, consultants, contractors, scientific advisors, and third parties, or incorporate non-disclosure clauses into consulting, service, or employment contracts. However, we cannot guarantee that all potential contacts with our trade secrets or proprietary information have signed such agreements. Even when agreements exist, they may be breached or fail to effectively prevent leaks, third-party infringement, or unauthorized use. Additionally, these agreements often have limited durations and may lack adequate remedies for unauthorized disclosures. Our protection capabilities for trade secrets used by third-party manufacturers and suppliers remain limited, and unauthorized leaks could result in loss of future protection. Furthermore, our proprietary information may be accessed by competitors or third parties conducting independent research. Disputes over ownership of technical know-how and inventions may arise when our employees, consultants, contractors, or third parties utilize third-party intellectual property while working for us. To enforce and define the scope of our proprietary rights, time-consuming and costly litigation may be required. Failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, in certain markets where we operate, laws governing trade secret rights may provide minimal or no protection for our trade secrets. If any of our trade secrets are legally obtained or independently developed by competitors or third parties, we will have no legal means to prevent their use in competition. Any disclosure of trade secrets to competitors or third parties—whether lawful or not—along with their independent exploitation, could significantly impair our business operations, financial performance, and overall financial health.

We rely on physical and electronic security measures to protect our proprietary information, but we cannot guarantee that these safeguards provide adequate protection or that they will never be breached. There remains a risk that third parties may gain unauthorized access to our proprietary information, potentially leading to misuse or disclosure that could undermine our competitive advantage. We may fail to detect or prevent unauthorized access or use of our information by third parties, may not take appropriate and timely measures to mitigate damage, or may not be able to mitigate or remedy such damage.

Furthermore, third parties may independently discover our trade secrets and proprietary information. If any of our trade secrets are legally obtained or independently developed by competitors or third parties, we will have no legal right to prevent them from using such information to compete with us. Should any of our trade secrets be disclosed to competitors or third parties, or if they are independently developed by such entities, our competitive position would suffer significant adverse effects.

If our trademarks and trade names are not adequately protected, we may fail to establish brand awareness in target markets, and our business operations could be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted, circumvented, or deemed generic names, or may be determined to infringe, misappropriate, or violate other trademarks. We may not be able to protect the rights of these trademarks and trade names, which are crucial for establishing recognition among potential partners or customers in target markets. During trademark registration procedures, our applications may be rejected. Although we have the opportunity to respond to such rejections, we may not be able to overcome them. If our trademarks are successfully challenged, we may be forced to rebrand our products, which could lead to loss of brand recognition and may require us to invest resources in promoting and marketing the new brand. Additionally, third parties may oppose pending trademark applications and seek to revoke registered trademarks. Opposition or revocation proceedings may be initiated against our trademarks, and our trademarks may not be preserved in these proceedings. Furthermore, in many countries, owning and maintaining trademark registrations may not provide adequate defense against subsequent infringement claims by prior trademark owners. Some trademarks used in other parts of the world under the “CFI” brand have not been registered in China. If we inadvertently use these trademarks in China, we may face litigation or claims, which could result in substantial costs, negative publicity, and divert resources and management attention.

We may fail to acquire, protect, or enforce our rights to trademarks and trade names that are critical for establishing brand recognition among potential partners or customers in target markets. Competitors or third parties may sometimes adopt similar trade names or trademarks, which could hinder our ability to build brand identity and lead to market confusion. Additionally, owners of other registered trademarks or trademarks containing variants of our registered or unregistered trademarks and trade names may file potential claims for infringement, misappropriation, dilution, or other violations. Our efforts to obtain, enforce, or protect exclusive rights related to trademarks, trade names, domain names, or other intellectual property may prove futile, resulting in substantial costs, resource allocation inefficiencies, and adverse impacts on our business operations, financial health, operational performance, and future prospects.

Risks Associated with Our Securities

The sale of our securities by our holders may result in a significant decline in the market price of our securities, even if our business operations are performing well.

Under the Lock-up Agreement executed during the merger between CFI and Iron Horse, major shareholders of CFI and relevant securities holders will be subject to restrictions on selling any CFI common shares they receive or hold upon agreement, with these restrictions expiring six months after the agreement takes effect. Upon expiration of the lock-up period and upon either the effectiveness of CFI’s registration statements submitted under the Registration Rights Agreement or compliance with Rule 144 requirements, certain CFI shareholders may sell substantial quantities of CFI common shares through public markets or private negotiations. Such transactions could exacerbate stock price volatility or exert significant downward pressure on CFI’s common stock prices.

The trading prices of our common shares and warrants may experience significant fluctuations, which could be influenced by various factors beyond our control, including but not limited to:

●	Actual or expected fluctuations in our financial condition or operating performance;

●	Differences between our financial performance and the expectations of securities analysts;

●	Changes in our projected operating and financial performance;

●	Changes in laws and regulations affecting our business, customers, suppliers, or our industry;

●	We or our competitors announce the launch of new products and services;

●	Our ability to continuously innovate and promptly bring products to market;

●	We are involved in actual or potential litigation or regulatory investigations;

●	Negative publicity about us, our products or our industry;

●	Changes in senior management or key personnel;

●	We or our competitors announce new investments, acquisitions, strategic partnerships, or joint ventures;

●	Our sale of securities by us, our shareholders, or warrant holders, and expectations regarding the lifting of lock-up periods;

●	Overall economic, political, regulatory, industry and market conditions;

●	Natural disasters or major catastrophic events; and

●	Other events or factors, including those caused by war, terrorist incidents, natural disasters, pandemics or responses to these events.

These and other factors may cause significant fluctuations in the market prices and demand for our common stock and warrants, which could limit or prevent investors from easily selling their shares and potentially negatively impact the liquidity of our common stock and warrants in other ways.

Warrants can be converted into common stock, which increases the number of shares available for resale in the open market and results in diluted shareholder equity.

Under the terms of the warrant agreements governing these securities, a total of 2,457,000 warrants may be exercised. The outstanding warrants represent approximately 4.7% of our currently outstanding common shares. The exercise price of the warrants is set at $11.50 per share, subject to adjustment. If exercised, such warrants will trigger additional common share issuance, resulting in diluted equity for existing shareholders and increased share availability for resale in the open market. Significant sell-offs of these warrants or the possibility of their exercise may adversely affect the market price of common shares. However, there is no guarantee that these warrants will remain in the money before maturity, and they may become worthless upon expiration.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Administration

The Board of Directors of our company is responsible for overseeing cybersecurity-related risks. The Board shall: (i) monitor the disclosure of cybersecurity matters in current or periodic reports; (ii) review quarterly updates on significant cybersecurity incidents or major threat risks submitted by management, along with any resulting disclosure issues; and (iii) examine cybersecurity disclosures in the annual report (Form 10-K) filed by management.

At the managerial level, our cybersecurity team is responsible for monitoring and mitigating cybersecurity risks, including those associated with third-party service providers. The team investigates and responds to any suspicious activities within our data environment. Upon identifying significant cybersecurity threats or incidents, our cybersecurity team reports them to the head of the Information Technology and Cybersecurity Department, who assumes responsibility for managing risks related to such major cybersecurity incidents and oversees preventive, mitigation, and remediation measures. The head of our IT and Cybersecurity functions must report the status of significant cybersecurity threats, major cybersecurity incidents, or other relevant risks to the Board of Directors and, when necessary, discuss disclosure matters with the Board regarding critical cybersecurity threats or incidents. The head of IT and Cybersecurity functions possesses extensive experience in cybersecurity, with specialized expertise in cybersecurity risk management and compliance.

In the event of a cybersecurity incident, our cybersecurity team will immediately assemble personnel to conduct an internal assessment. If further analysis determines that the incident may constitute a major cybersecurity breach, our cybersecurity team will promptly report the incident and evaluation results to the heads of our IT and cybersecurity departments, and engage external legal counsel for consultation when appropriate. Prior to public disclosure, our management team must prepare disclosure materials regarding the cybersecurity incident for review and approval by the board of directors.

Risk Management and Strategies

We have implemented comprehensive procedures to ensure effectiveness in cybersecurity management, policies, governance, and reporting of cybersecurity risks. Additionally, we have integrated cybersecurity risk management into our overall enterprise risk management system.

We have established a comprehensive cybersecurity threat defense system to address both internal and external threats. This system covers multiple layers including network security, host security, and application security, integrating systematic capabilities such as threat defense, monitoring, analysis, response, deception, and countermeasures. We are committed to managing cybersecurity risks and protecting sensitive information through various approaches, including technical safeguards, procedural requirements, a robust program for monitoring our enterprise networks and applications, continuous testing of internal and external security vendors across all aspects of security posture, a well-established incident response program, and regular employee training. Our cybersecurity team conducts regular monitoring of application operations, platform status, and infrastructure health to enable rapid response to potential issues, including emerging cybersecurity threats.

As of the reporting date of this annual report, we have not experienced any major cybersecurity incidents, nor have we identified any significant cybersecurity threats that have affected or could reasonably affect the Company, its business strategies, operational results, or financial condition.

Governance

Our cybersecurity risk assessment and management processes are implemented and maintained by a third-party service provider reporting to the Company’s management. Management is also responsible for integrating cybersecurity considerations into our overall risk management strategy, communicating key priorities to employees, approving budgets, helping to prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and making required disclosures. Management participates in cybersecurity incident response efforts by being a member of the incident response team and helping direct our response to cybersecurity incidents.

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee of the board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

ITEM 2. PROPERTIES

One of our primary office locations is situated at 2506 Lake Towuka Post Office Box, California, with postal code 91610, and telephone number (310) 290-5383. The cost of this office space is provided by our sponsor Bengochea SPAC Sponsors I LLC as part of the $12,000 monthly office space and related service fees we pay to them.

In addition, we have offices in Zhuhai, Guangdong and Daqing, Heilongjiang, China, and have established a production base in Duerbote Mongolian Autonomous County, Daqing City, Heilongjiang Province.

Property Name	Address	Area	Use	Own/Lease	Lease Expiration
Primary Office	19th Floor, Zhuhai Hengqin Cross-border E-commerce (Huafa) Innovation Industrial Park	2,247.34 square meters	Headquarters	Lease	31 December 2027

Factory Building	Deligor Industrial Park, Durbert Town	The land area is 18,000 square meters. The building area of the house is 4,026.36 square meters.	R&D, Production, Office	Own (50 year term)	30 September 2056

We believe our existing facilities are generally adequate to meet current needs, but anticipate that additional space will be sought in response to future growth requirements.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is listed on the Nasdaq Stock Market LLC (the “Nasdaq”) under the symbol “UCFI”. On October 1, 2025, the day on which the Trading Halt occurred, the intraday trading price of our Common Stock was $5.51.

Stockholders of Record

As of March 31, 2026, we have issued and held a total of 52,234,983 ordinary shares (including shares held by our entity), which are held by eleven (11) registered holders. The number of registered holders is determined based on records of our transfer agents and excludes beneficial owners holding ordinary shares under the names of securities brokers, dealers, or registered settlement institutions.

Dividend Policy

As of the reporting date of this annual report, we have neither declared nor paid cash dividends, nor have we made any distributions. We do not intend to announce dividends or make distributions in the near future. Any decision regarding the payment of dividends on our common stock will be made solely by our Board of Directors and shall be governed by applicable laws, depending on our financial condition, operating results, capital requirements, overall business performance, and other factors deemed relevant by the Board.

As a holding company, we may rely on dividends from subsidiaries to meet cash needs, including any dividends paid to their shareholders. Our subsidiaries’ ability to pay dividends or make distributions to us may be restricted by applicable laws and regulations, their own liabilities, and the instruments used to manage such liabilities. The primary limitations on our mainland China subsidiaries’ ability to pay dividends to overseas entities include: (i) Mainland China subsidiaries may only pay dividends from their accumulated after-tax profits after meeting statutory conditions and procedures (if any) determined under mainland China accounting standards and regulations; (ii) Each mainland China subsidiary must annually (if any) set aside at least 10% of its after-tax profits to replenish specific reserve funds until the cumulative amount reaches 50% of its registered capital; (iii) Mainland China subsidiaries must complete specific procedures related to foreign exchange controls before paying foreign currency dividends; and (iv) When paying dividends, mainland China subsidiaries must withhold taxes at a rate not exceeding 10%. Under British Virgin Islands law, although there are no foreign exchange control regulations or currency restrictions, we are still subject to certain limitations on dividend distributions to shareholders under British Virgin Islands law, namely that dividends can only be paid from profit or equity premium accounts, and provided that, in no event, dividend payments would result in our inability to repay maturing debts in daily operations after the dividend payment date.

Warrant Holders of Record

As of March 31, 2026, we have issued and held a total of 9,357,000 shares of warrants (including shares held by our entity), which are held by fifteen (15) registered holders. The number of registered holders is determined based on records of our transfer agents and excludes beneficial owners holding warrant shares under the names of securities brokers, dealers, or registered settlement institutions.

Unregistered Sales of Equity Securities; Use of Proceeds from Registered Offerings

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of CFI’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025 and 2024, and the notes related thereto which are included elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements”, “Risk Factors”, and elsewhere in this Report.

In this section, “we”, “us”, “our” and “CN Healthy” refer to CN Healthy Food Tech Group Corp., a holding company, and its wholly owned subsidiaries.

Overview

On September 30, 2025, Iron Horse announced the completion of its business merger with Rosy Sea, a company based in the British Virgin Islands. Rosy Sea is the parent company of CFI. The merged new company will be renamed as CN Healthy Food Tech Group Corp. and listed on the NASDAQ market on October 1, 2025 under the stock codes “UCFI” and “UCFIW”.

CN Healthy Food Tech Group Corp. is a comprehensive enterprise integrating grain biotechnology and health product research and development, production, and sales, focusing on the deep processing of grain raw materials into green ecological products. Our corporate vision is to create a healthy world through AI technology and biotechnology. The product advocates a green, healthy, international, and popular consumption concept, which is widely welcomed by the market. The group is based on the “big health food industry”, mainly engaged in the distribution of natural grain health food channels, providing safe and reliable nutritional protection for health conscious consumers.

Our business began in May 2024, and by December 31, 2025, our main products include cordyceps peptide selenium powder, Baofei granule extract plant drink, Yancui peptide selenium powder, Ganoderma lucidum and matsutake peptide selenium powder, ginseng peptide selenium powder, collagen peptide prebiotic drink, plant essential oil, and Shangshangyi Congee. We manage our business in two operational departments: offline dealer sales and online live streaming sales. Among them, offline dealer sales mainly rely on our extensive dealer channels for distribution, and online live sales mainly sell goods and services through digital coupons through e-commerce and social platforms such as Douyin, Meituan, Kuaishou, etc. As of December 31, 2025 and 2024, offline dealer sales accounted for approximately 86.2% and 94.0% of the consolidated revenue, respectively, while online live streaming sales accounted for approximately 13.8% and 6.0% of the comprehensive revenue, respectively.

Recent Developments

After our company was listed on the NASDAQ Stock Exchange (hereinafter referred to as “NASDAQ”) on October 1, 2025, we received a notification from NASDAQ that they have received a notification from the staff of the China Securities Regulatory Commission (hereinafter referred to as “CSRC”) that the review process for our company’s listing in the United States has not been completed. Accordingly, Nasdaq has suspended the trading of our common stock and warrants, pending Nasdaq’s verification and clarification of the relevant matters with our company. As of the date of issuance of this report, our company has submitted relevant supporting documents to NASDAQ and is awaiting further notification from NASDAQ.

We need to complete the filing procedures related to this corporate merger with the China Securities Regulatory Commission in accordance with the requirements of the “Overseas Listing Application Rules” before its securities are listed on NASDAQ. We submitted the necessary documents related to this corporate merger to the China Securities Regulatory Commission on December 21, 2024. On March 19, 2025, the China Securities Regulatory Commission requested supplementary materials, and we subsequently submitted the supplementary materials on April 2, 2025. As of the date of disclosure of this year’s report, we have not yet obtained the filing notice from the China Securities Regulatory Commission.

We issued an interest-free promissory note of $1,000,000 to non-affiliated lender Jiao Yanjun on September 29, 2025. On September 30, 2025, an interest-free promissory note for $2,018,000 was issued to Underwriter D. Boral Capital, LLC. On September 30, 2025, an interest-free promissory note of $1,421,343 was issued to the Sponsor Bengochea SPAC Sponsors I LLC. The promissory note company has repaid $1,014,000 in the current year, and as of December 31, 2025, the outstanding balance of the promissory note is $454,690. The three notes have all matured, and as of December 31, 2025, a default interest of de minimis has been incurred, which is relatively insignificant compared to the overall financial statements. The company is currently negotiating with all parties to extend the expiration date.

We have established our own production base in September 2025 and officially put it into operation in October. This production base focuses on producing high-end health foods, including Yancui Peptide Selenium Powder, Lingzhi Matsutake Peptide Selenium Powder, and Shanshen Peptide Selenium Powder. Our core products are gradually being self-produced and sold, providing a stable foundation for long-term sustainable operation.

Components of Operating Results

Revenue

Revenue represents the sales of inventories and digital coupons to customers where our performance obligation to transfer a promised good or service to a customer is satisfied at a point in time, when ownership and control have been transferred to the customer. Revenue is reported net of variable consideration, including applicable discounts, estimated returns, allowances, estimated refunds, and service fees.

Revenue from our wholesale distribution segment is comprised of sales of inventories to distributors, and includes shipping and handling charges billed to the distributor. We have determined that distributor agreements that include a minimum purchase volume do not create a material right that gives right to a separate performance obligation as there are no discounts or other incentives provided to the distributor associated with the distribution agreement, or with the minimum purchase volume. Our performance obligation is created as new orders are received from a distributor. We are not obligated to transfer any products until a distributor submits an order specifying the quantity of products it wishes to purchase, which represents an option to purchase additional goods, not variable consideration. As a result, the Company recognizes revenue at the time control of the products ordered transfers to the distributor.

We determined that any variable consideration related to a potential shortfall to a minimum purchase volume at the end of the distributor agreements was deemed to be fully constrained at inception and therefore excluded from the initial transaction price due to the high degree of uncertainty and risk associated with these potential payments as we could not assert that it was probable that a significant reversal in the amount of revenue recognized would not occur. We will recognize any remaining revenue associated with a shortfall to a minimum purchase volume during the period we can assert that it is probable that a significant reversal in the amount of revenue recognized would not occur. We review our variable consideration estimates at the end of each quarter. As of December 31, 2025 and 2024, we could not assert that it was probable that a significant reversal in the amount of revenue recognized would not occur for a potential shortfall to the minimum purchase volume at the end of the in place distributor agreements, which have a remaining term of twelve months.

Additionally, if the minimum purchase volume is not met, we may reassess whether to renew the distribution agreement or maintain the distributor at their current tier, ensuring alignment with our strategic objectives and market conditions.

Revenue from our live-stream sales segment is comprised of sales of digital coupons to customers for goods or services (or for discounts on goods or services) to be provided by third-party merchants. We determined that we are the principal in these transactions as we have complete discretion in establishing the pricing of the digital coupons.

Cost of Revenues

Cost of revenue consists primarily of the cost of inventories where the performance obligation to transfer a promised good or service to the customer is satisfied as of period end.

Operating Expenses

Operating expenses are recorded when incurred and consist of three components — selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses consist primarily of advertising costs on social networking sites and affiliate programs, offline marketing costs, such as television, and online marketing costs, such as search engine marketing.

General and Administrative Expenses consist primarily of compensation expense, including employee benefits, for employees involved in customer service, operations, technology, as well as general corporate functions, such as finance, legal, and human resources. Additional costs include depreciation and amortization, amortization of shares issued for services to certain consultants, rent, utilities, professional fees, travel and entertainment, recruiting, maintenance, certain technology costs and other general corporate costs.

Research and Development Expenses consist primarily of compensation expense, including employee benefits, material costs, testing costs and other expenses related to our investment in the development of new products and services.

Other Income, net

Other income consists primarily of interest income from bank deposits.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation adjustment results from the translation of the financial statements from an entities functional currency to our reporting currency is reported in other comprehensive income.

Key Factors Affecting Our Performance

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of products and services we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See “Risk Factors” elsewhere in this Report for further discussion of risks affecting our business. We believe the factors discussed below are key to our success.

Attracting and Retaining Customers

Our wholesale distribution segment depends on our ability to attract and retain individual distributors to comprise our entire distribution network. Recruiting, onboarding, and training new distributors can be time-consuming and costly, impacting our ability to replace distributors that are underperforming, expand our market share, maintain positive relationships with the end consumer of our products, and sustain financial stability.

Our live-stream sales segment depends on our ability to attract and retain local merchants who are willing to offer us digital coupons to the local merchants’ experiences. Merchants can cancel their unsold digital coupon offerings at any time, and their willingness to continue offering the digital coupons through our live-stream offerings depends on the effectiveness and reach of our live-stream offerings. We are focused on improving the live-stream offerings and merchant value proposition by exploring opportunities to better balance the needs of the local merchant partners, end customers, and CN Healthy.

To grow our business, we must continue to acquire new distributors and local merchants and successfully engage and retain them, including assisting our distributors to engage and retain customers for the distributor’s business. Our marketing strategy aims to preserve liquidity and achieve profitability, while simultaneously attracting long-term customers to fuel a return to growth. We utilize both digital and offline channels to attract new visitors to our website and subsequently convert them into customers. Our marketing costs are largely composed of advertising. At any given time, our advertising efforts may include, social media marketing, keyword search campaigns, affiliate programs, partnerships, campaigns with celebrities and influencers, display advertising, television, radio, video, content, direct mail, email, mobile “push” communications, SMS, and search engine optimization. We expect our marketing expenses to vary from period to period.

Inventory Management

Since our own production base was put into operation in October 2025, our core products have gradually achieved self production and self sales, and the proportion of self production is expected to gradually increase. At present, we still have some products manufactured through OEM or purchased from suppliers. We consider the cooperating manufacturers and suppliers as key partners in the product development process, who are crucial to the group’s supply chain and provide important products to support the group’s continued operation and development. The procurement department rigorously screens suppliers through on-site assessments of their scale, technical capabilities, production capacity, and delivery cycles to ensure they meet the group’s quality standards.

Supplier Arrangement

Since our own production base was put into operation in October 2025, it has solved the supply problems of three main products, ensuring the stability and timeliness of product delivery. With the release of internal production capacity, our dependence on a single or a few external suppliers and the risk of supplier concentration have been effectively alleviated, reflected in a decrease in the number and proportion of suppliers with procurement volume exceeding 10%. This structural optimization has reduced our dependence on specific suppliers and effectively dispersed the risk of supply chain disruptions that may arise from single supplier production capacity, quality, or delivery issues.

Impact of Macroeconomic Conditions

We may be impacted by adverse consequences of the macroeconomic environment, including but not limited to, global economics and geopolitical uncertainty, higher labor costs, labor shortages, government regulations, trade restrictions and tariffs, supply chain challenges and resulting changes in consumer and merchant behavior. We cannot predict whether, or when, such circumstances may improve or worsen or what impact such circumstances could have on our business.

Increasing prices in the component materials for our inventories that we source from our suppliers may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of products as they may substitute lower cost materials to maintain pricing levels.

A discrete event impacting a specific supplier, customer, industry or region in which we have a concentrated exposure could negatively impact our results of operations.

Foreign Currency Translation Risk

Our reporting currency is the U.S. dollar and our operations in the PRC use its local currency as the functional currency. Substantially all of our revenue and expenses are in the Chinese Renminbi (“RMB”). We are subject to the effects of exchange rate fluctuations with respect to any such currency. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market.

The consolidated income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.

Results of Operations

The following table summarizes our results of operations for years ended December 31, 2025 and 2024:

	For the Years Ended December 31%
	2025	2024	Change
Revenues, net	$27,759,850	$11,346,907	144.6%
Costs of revenue	(9,343,452)	(3,803,068)	145.7%
Gross profit	18,416,398	7,543,839	144.1%
Total operating expenses	6,637,959	2,001,938	231.6%
Operating income	11,778,439	5,541,901	112.5%
Total other income, net	541,691	67,136	706.9%
Income before income taxes	12,320,130	5,609,037	119.6%
Provision for income tax	(3,907,611)	(1,613,034)	142.3%
Net income	$8,412,519	$3,996,003	110.5%
Other comprehensive income (loss)	757,967	(120,722)	727.9%
Comprehensive income	$9,170,486	$3,875,281	136.6%

Revenue

Total revenue for the year ended December 31, 2025 was $27.8 million, compared to $11.3 million for the same period in 2024, an increase of $16.5 million, or 144.6%. Growth for the period was driven by our life cycle with four additional months of revenue generating activities during the year ended December 31, 2025 as compared to the same period in 2024. We also implemented strategic promotional campaigns and new product launches to reach new customers and increase business with existing customers to drive revenue growth.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2025 was $9.3 million, compared to $3.8 million for the same period in 2024, an increase of $5.5 million, or 145.7%. The increase was primarily driven by a 126.0% increase in revenue from our wholesale distribution segment and the introduction of digital coupons for goods from our live-stream sales segment during 2025. These increases were partially offset by costs savings attributed to bringing production in-house during the fourth quarter of 2025.

Operating Expenses

Total operating expenses for the year ended December 31, 2025 were $6.6 million, compared to $2.0 million for the same period in 2024, an increase of $4.6 million, or 231.6%. The increase was attributable to our focus to scale and grow our business as business operations generated cash flows enabling us to hire additional employees, establish a sales and marketing function, and establish a research and development function that facilitated additional growth in both our customer base and our product offerings. Our operating expenses also increased as a result of certain costs associated with the Business Combination and costs attributed to becoming a public company during September 2025 including, $2.0 million of expenses associated with management advisory services, $0.34 million of additional insurance expense, and $0.09 million of additional audit fees incurred during the year ended December 31, 2025 that were not incurred during the same period in 2024.

Other Income, net

Total other income, net for the year ended December 31, 2025 was $0.5 million, compared to less than $0.1 million for the same period in 2024, an increase of $0.5 million, or 706.9%. The increase was primarily driven by increased cash balances from operations to hold in deposit accounts and generate interest income.

Provision for Income Tax

The provision for income tax for the year ended December 31, 2025 was $3.9 million, compared to $1.6 million for the same period in 2024, an increase of $2.3 million, or 142.3%. The increase in the provision for income tax was attributable to the increase in revenue, offset by the increase in cost of revenue, operating expenses and other income.

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

As of December 31, 2025, our cash and cash equivalents totaled $33,013,749 and a net working capital surplus of $12,280,831. As of December 31, 2025, the majority of our cash and cash equivalents were held in the PRC.

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

Cash Flows Summary

The following table summarizes our net cash flows from operating, investing and financing activities:

	For the Years Ended December 31
	2025	2024
Net cash provided by (used in):
Operating activities	$(9,044,499)	$42,116,405
Investing activities	$(892,352)	$(52,408)
Financing activities	$2,762	$-

Cash flows (used in) provided by operating activities

For the year ended December 31, 2025, operating activities used $9.0 million in cash and cash equivalents, primarily resulting from a net income of $8.4 million, non-cash adjustments totaling approximately $2.8million, and a net cash outflow from changes in operating assets and liabilities of $20.2 million. Net cash used in changes in operating assets and liabilities was driven primarily by a decrease in advances from customers of $21.2 million, an increase in prepayments and other current assets of $1.2 million, a decrease in accounts payable of $0.6 million, an increase in inventories of $0.2 million, and a decrease in accrued expenses and other current liabilities of $0.2 million. These outflows were partially offset by an increase in income tax payable of $0.2 million.

For the year ended December 31, 2024, operating activities provided $42.1 million in cash and cash equivalents, primarily resulting from a net income of $4.0 million, non-cash adjustments totaling $0.3 million, and a net cash inflow from changes in operating assets and liabilities of $37.8 million. Net cash provided by changes in operating assets and liabilities was driven primarily by an increase to advances from customers of $38.3 million, an increase in income tax payable of $0.9 million, an increase in accounts payable of $0.6 million, and an increase in accrued expenses and other current liabilities of $0.8 million. These inflows were primarily offset by an increase in prepayments and other current assets of $1.4 million and an increase in inventories of $1.4 million

Cash flows used in investing activities

During the year ended December 31, 2025, net cash used in investing activities was $0.9 million, of which $0.7 million was attributed to the purchase of property and equipment, $0.1 million was attributed to the acquisition of intangible assets and less than $0.1 million was attributed to long term investment.

During the year ended December 31, 2024, net cash used in investing activities of approximately less than $0.1 million was primarily attributable to a loan made and repaid to our construction developer for RMB 20 million (approximately $2.8 million at December 31, 2024) and a purchase of an intangible asset of approximately less than $0.1 million.

Cash flows provided by financing activities

During the year ended December 31, 2025, net cash provided by financing activities was less than $0.1 million, of which $1.0 million was attributed to consummation of Business combination and partially offset by a repayment of a promissory note to a related party of $1.0 million.

During the year ended December 31, 2024, the cash provided by financing activities was nil.

Holding Company Structure

We face various risks and uncertainties relating to doing business in China. Our business operations are primarily conducted in China, and we are subject to complex and evolving PRC laws and regulations. For example, we face risks associated with regulatory approvals on offshore offerings, anti-monopoly regulatory actions, and oversight on cybersecurity and data privacy, which may impact our ability to conduct certain businesses, accept foreign investments, or list and conduct offerings on a United States or other foreign exchange. These risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to continue to offer securities to investors, or cause the value of such securities to significantly decline or become worthless. For a detailed description of risks relating to doing business in China, see “Risk Factors - Risks Related to Doing Business in the PRC” in this Report.

The PRC government’s significant discretion and authority in regulating our operations and its oversight and control over offerings conducted overseas by, and foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Implementation of industry-wide regulations in this nature may cause the value of our securities to significantly decline or become worthless. For more details, see “Risk Factors - Risks Relating to Doing Business in the PRC - Chinese regulatory authorities could disallow our holding company structure, which may result in a material change in our operations and/or a material change in the value of New CFI’s securities, including that it could cause the value of such securities to significantly decline” in this Report “Risk Factors - The Company and CFI have concluded, based on advice received from CFI’s legal counsel in the PRC, that CFI has made all necessary filings with the CSRC under applicable PRC securities laws, and that there are no material legal impediments under currently effective PRC securities laws that would prevent the completion of the Business Combination and the combined company’s listing on a U.S. national securities exchange. If the relevant PRC governmental authorities, including the CSRC, reach a different conclusion about the transaction or the applicability or scope of current PRC laws and regulations, the Company could be subject to legal sanctions or penalties” in our Current Report on Form 8-K, as filed with the SEC on October 6, 2025.

Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and quickly evolving rules and regulations in China, could result in a material adverse change in our operations and cause our Common Stock to decrease in value or become worthless. For more details, see “Risk Factors - Risks Relating to Doing Business in the PRC - Uncertainties with respect to the legal system and changes in laws and regulations in mainland China could adversely affect us in this Report.

Cash and Other Assets Transfers between the Holding Company and Its Subsidiaries

We refer to our subsidiaries domiciled in the PRC as the “PRC Subsidiaries” and the parent company of the PRC Subsidiaries domiciled in Hong Kong as “CFI HK”.

As of December 31, 2025, there were no capital contributions made to our PRC Subsidiaries, neither directly nor through intermediate holding companies.

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

For additional information, see “Risk Factors - Risks Related to Doing Business in the PRC - PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of our offshore financing to make loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business” in this Report.

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

For additional information, see “Risk Factors - Risks Related to Doing Business in the PRC - Under the PRC Enterprise Income Tax Law, New CFI may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to New CFI and its non-PRC shareholders and have a material adverse effect on its results of operations and the value of your investment” in this Report.

There is no assurance that the PRC government will not intervene or impose restrictions on the ability of us or our PRC Subsidiaries to transfer cash. Most of our cash is in Renminbi, and the PRC government could prevent the cash maintained in our bank accounts in mainland China from leaving mainland China, could restrict deployment of the cash into the business of our subsidiaries and restrict the ability to pay dividends. For details regarding the restrictions on our ability to transfer cash between us, and our subsidiaries, see “Risk Factors - Risks Related to Doing Business in the PRC - Restrictions on the remittance of Renminbi into and out of China and governmental control of currency conversion may limit our ability to pay dividends and other obligations and affect the value of your investment” in this Report.

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

For additional information, see “Risk Factors - Risks Related to Doing Business in the PRC - Restrictions on the remittance of Renminbi into and out of China and governmental control of currency conversion may limit our ability to pay dividends and other obligations and affect the value of your investment” in our Report.

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

Commitments

Our contractual obligations consist of annual lease payments of $247,541 on a lease that terminates on December 31, 2027.

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

Going Concern

As of December 31, 2025, despite the following circumstances—the Nasdaq trading suspension has lasted for more than five months with no clear recovery date, three outstanding promissory notes are in default, and the filing result with the China Securities Regulatory Commission (CSRC) remains pending—the company maintains sufficient cash on hand, amounting to $33 million, which is adequate to cover all its debts. The company is currently engaged in constructive negotiations with creditors to resolve the promissory note defaults, and communication regarding the CSRC filing is progressing in an orderly manner. In addition, the company has demonstrated strong operating performance, with continued growth in revenue and net profit. Its own production base has commenced operations, reducing reliance on external suppliers, and overall operations remain stable. Based on the above, management has assessed that there are no material doubts regarding the company’s ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Related Party Transactions

On May 30, 2024, the stockholder of Rosy Sea contributed to the Company (i) a building with a gross floor area of 4,032.36 square meters and (ii) a land use right for 18,000 square meters that expire in September 2056, both of which are located in Deliger Industrial Park, Duerbot Mongolian Autonomous County, Daqing City, Heilongjiang Province. These building and land use rights (collectively, the “Contributed Assets”) were recorded on the contribution date at fair value of RMB 30,310,000 ($4,189,937 at May 30, 2024 and $4,332,228 at December 31, 2025) and RMB 19,860,000 ($2,745,369 at May 30, 2024 and $2,838,603 at December 31, 2025), respectively.

At Closing, compensation of $2,000,000, as provided in the Amended BCA, was accounted for as transaction costs related to the Business Combination and charged to additional paid-in capital and was payable to the Sponsor, a shareholder of the Company. The Company included $1,000,000 in accrued expenses and other current liabilities, included $900,000 as part of a promissory note that was entered into with the Sponsor, and paid $100,000 at Closing. During the year ended December 31, 2025, the Company made repayments totaling $1,014,000 on the promissory note with the Sponsor. As of December 31, 2025, $1,000,000 of unpaid compensation owed to the Sponsor was included as a component of accrued expenses and other current liabilities and $454,690 remains outstanding under the promissory notes with the Sponsor.

Critical Accounting Policies and Estimates

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a description of our significant accounting policies, see Note 2 to our consolidated financial statements for the years end December 31, 2025 and 2024, and the related notes thereto which are included elsewhere in this Report.

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. Some of our accounting policies require a higher degree of judgment than others in their application and require us to make significant accounting estimates.

The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and accompanying notes and other disclosures included in this Report. When reviewing our consolidated financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgments and other uncertainties affecting the application of such policies and (iii) the sensitivity of reported results to changes in conditions and assumptions.

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

In accordance to ASC 606, the Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. The Company accounts for the revenue generated from sales of its products primarily to its customers in PRC, as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual goods or services to customers, and there is no separately identifiable other promises in the contracts. The Company’s revenue streams are recognized at a point in time when title and risk of loss passes and the customer accepts the goods, which generally occurs at the time of shipment for the wholesale distribution segment and the time of digital coupon redemption for the live-stream sales segment. The Company’s sales are net of value added tax (“VAT”) in respect of product sales.

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

Contract Assets and Liabilities

Payment terms are established based upon credit approvals. Contract assets are recognized for contacts where our performance obligation is satisfied prior to where payment has been received in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of when our performance obligation is satisfied. The contract liability balance can vary significantly depending on the timing when an order is placed and when shipment, delivery, and digital coupon redemption occurs. As of December 31, 2025 and 2024, other than accounts receivable and advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets. Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in general and administrative expense when incurred.

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

Inventories

Inventory consists of finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a first-in, first-out methodology. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of income. Inventories are carried at this lower cost basis until sold or scrapped.

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

Warrants

We account for warrants as either equity-classified or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815 Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. We assess the classification of our warrants at each reporting date to determine whether a change in classification between equity and liability is required.

Income Taxes

We account for income taxes using the asset and liability method and assess whether it is more likely than not that the deferred tax assets will be realized. We are also subject to taxation in the United States, BVI, Hong Kong, and the PRC. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities.

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

The Company’s operating subsidiaries in China are subject to the income tax laws of the PRC. No significant income was generated outside the PRC for the years ended December 31, 2025 and 2024.

Contingencies

We are involved in legal proceedings regarding contractual and employment relationships and a variety of other matters. We record contingent liabilities when a loss is assessed to be probable and its amount is reasonably estimable. If it is reasonably possible that a material loss could occur through ongoing litigation, we provide disclosure in the footnotes to our financial statements. Assessing probability of loss and estimating the amount of probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts. Should we experience adverse court judgments or should negotiated outcomes differ to our expectations with respect to such ongoing litigation it could have a material adverse effect on our results of operations, financial position, and cash flows.

Recently Issued Accounting Standards

See Note 2 to our consolidated financial statements for the year ended December 31, 2025 and 2024 included elsewhere in this Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Information Disclosure Control and Procedures are designed to ensure that all information required for disclosure in reports filed under the Securities Exchange Act is properly recorded, processed, and aggregated, and reported within the deadlines specified by SEC rules and forms. They also guarantee that such information is consolidated and communicated to our management team—including the Chief Executive Officer (CEO), Chief Financial Officer (CFO), or individuals performing equivalent roles—to enable timely decision-making regarding necessary disclosures when appropriate.

Under the supervision and participation of our management team, including the Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the fiscal quarter ending December 31,2025. The definition of this term is provided in Sections 13a-15(e) and 15d-15(e) of the Trading Act. Based on this assessment, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that during the reporting period, our disclosure controls failed to operate effectively at a reasonable assurance level due to responsibilities segregation, lack of oversight and review mechanisms, and insufficient documentation of control measures. Consequently, we were unable to provide reasonable assurance that the information required for disclosure in our Trading Act filings would be recorded, processed, summarized, and reported within the timelines specified by SEC rules and filings.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as well as evaluating their effectiveness. According to the definition provided by the U.S. Securities and Exchange Commission (SEC), financial reporting internal controls refer to a process designed by the company’s Chief Executive Officer (CEO)/Chief Financial Officer (CFO) to reasonably ensure the reliability of financial reports and guarantee that financial statements comply with U.S. Generally Accepted Accounting Principles (GAAP).

Due to its inherent limitations, internal control over financial reporting may fail to prevent or detect misstatements. Furthermore, there is a risk in forecasting the effectiveness of future periods, as control measures may become inadequate due to changing conditions, or compliance with policies or procedures may deteriorate.

Conclusions on the Effectiveness of Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal controls over financial reporting as of December 31,2025. During the assessment, management utilized standards based on the “Internal Control – Integrated Framework” (2013 Edition) issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on the evaluation results and these standards, we conclude that as of December 31,2025, our internal controls over financial reporting were ineffective due to three critical deficiencies: insufficient personnel familiar with U.S. Generally Accepted Accounting Principles (GAAP), absence of oversight committees, and inadequate staffing to achieve required segregation of duties. These findings were identified through significant deficiencies detected during the review process.

Despite identified material deficiencies, management asserts that the consolidated financial statements in Form 10-K for this annual report present the company’s financial position, operating results, and cash flows fairly in all material respects in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) during the reporting period.

Remedial Measure

Management will consider implementing the following remedial measures designed to address the aforementioned material weakness and strengthen the company’s internal controls over financial reporting. These measures include:

●	Seeking additional accounting professionals with experience in reporting under U.S. Generally Accepted Accounting Principles (U.S. GAAP) and the U.S. Securities and Exchange Commission (SEC) regulations;

●	Engaging external accounting consultants to provide technical accounting consultation and audit support;

●	Implement enhanced review procedures for journal entries and account reconciliations;

●	Develop and document a formal end-of-period reconciliation checklist and financial reporting schedule;

●	Strengthen documentation of key control measures in accordance with the COSO framework.

Management will monitor the effectiveness of these remedial measures and will not consider adding personnel or implementing review procedures for improvement until the newly implemented control measures have been operational for an adequate duration and have been tested to confirm their operational efficacy.

Certified Public Accountant Firm Verification Report

This annual report does not include the attestation report on financial reporting internal control issued by the company’s registered public accounting firm. As the company is an emerging growth enterprise, it is exempt from providing such attestation under Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control of Financial Reports

During the fourth quarter ended December 31, 2025, management assessed under Sections 13a-15(f) or 15d-15(f) of the Transaction Act that no material changes were identified in our financial reporting internal controls that would significantly impact or reasonably be expected to significantly impact such controls.

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Senior Management

The table below lists certain information regarding our senior management and directors as of the date of this annual report. Our board of directors consists of seven directors.

Surname and Personal name	age	Position/Title
Zhenjun Jiang	43	Chairman of the Board and Chief Executive Officer
Weihong Zhu	62	CFO Chief Financial Officer
Pan Hu	37	Director; Chief Operating Officer
John L. Suprock	62	Independent director
Lydia Bergamasco	35	Independent director
Donghai Li	68	Independent director
Jinyu Huang	39	Independent director
Lili Zhang	38	Director

Mr. Zhenjun Jiang serves as the Chairman of the Board and CEO of UCFI. With his extensive leadership experience and profound industry knowledge, Mr. Jiang is qualified to assume his position. Mr. Jiang joined Zhonggu Group in 1999 and became the Northeast Sales Director of Zhonggu Group in 2001. In 2003, he was appointed Deputy General Manager of the Sales Department of Zhonggu Group and General Manager of Jihuo Soybean Co., Ltd. From 2006 to 2023, he served as Managing Director of Zhonggu Group. In 2023, Mr. Jiang founded Operation Company 1 and established the CFI Group. Mr. Jiang graduated from Beijing Economic Management Cadre College with a major in Environmental Engineering and was honored as an “Outstanding Figure of China’s Reform and Opening-up 40th Anniversary.”

Mr. Weihong Zhu serves as Chief Financial Officer of UCFI, bringing over 40 years of financial expertise to the role. From 1980 to 1983, he worked at the Nehe Branch of the People’s Bank of China. Between 1986 and 2000, he held positions including credit officer and deputy branch manager at the Nehe Branch of Industrial and Commercial Bank of China. From 2001 to 2022, he served at Zhonggu Group, successively holding roles as subsidiary accountant, subsidiary CFO, and Group CFO. In 2023, he joined CFI Group as CFO of Operating Company 1. Mr. Zhu holds professional qualifications as an economist and certified public accountant.

Ms.Hu possesses extensive experience in sales and business management, which fully qualifies her to serve as Director and Chief Operating Officer. From 2010 to 2012, she held the position of Sales Manager at Suning Appliance Beijing Branch. Between 2012 and 2023, she served as Sales Department Manager at Zhonggu Group. In 2023, Ms.Hu joined CFI Group as General Manager of Operations Company 2. She holds a Bachelor’s degree in Business Administration from the University of Science and Technology Beijing.

John L. Suprock, an experienced entrepreneur with extensive expertise in mergers and acquisitions and corporate management, is ideally suited to serve as an independent director of UCFI. From 1998 to 2001, he served as Operations Director at High Noon Petroleum. Between 2001 and 2005, he worked as an Operations Consultant at Sheehan Majestic, leading the development of transaction exhibitions. In 2006, he co-founded PCS Advisors LLC, specializing in mergers and acquisitions in the oil and gas exploration sector. Since 2013, Mr. Suprock has managed Martin, McKeen & Goldfard LLC, a real estate investment portfolio company. Mr. Suprock holds a Bachelor of Business Administration degree from California State University, Long Beach.

Ms. Lydia Bergamasco serves as an independent director of UCFI. Her diverse professional background in health, nutrition, and digital program coordination provides her with a unique perspective as an independent director. From 2013 to 2014, she held positions as Customer Care Representative and Administrative Assistant at Rallye Acura. Since 2015, Ms. Bergamasco has been employed by Memorial Sloan Kettering Cancer Center, where she has held multiple roles including Digital Products and Informatics Program Coordinator since 2021. Since July 2022, she has also worked as a nutritionist at the New York Sports Judo Club. Ms. Bergamasco holds a Bachelor’s degree in Economics from the State University of New York at Old Westbury and a Master’s degree in Sports Science and Health from the Free University.

Donghai Li, Mr. Li serves as an independent director of UCFI. With nearly three decades of legal experience, Mr. Li is qualified to provide professional advice as an independent director in legal compliance, corporate governance, and risk management. Since 1995, he has been working at Guangdong Xinyang Law Firm, successively serving as a lawyer, partner, and director. Mr. Li obtained his China lawyer qualification in 1994 and earned his Bachelor of Laws degree from Sun Yat-sen University in 1997.

Ms. Jingyu Huang’s extensive experience in financial management and professional accounting qualifications qualify her to serve as an independent director of UCFI. From 2013 to 2018, she served as Chief Financial Officer (CFO) at Zhejiang Jiuling Early Education Technology Co., Ltd. During 2019-2020, she held the CFO position at Yiwu Junyi Trading Co., Ltd. From 2020 to 2022, she served as CFO of Zhonggu Group. Since 2022, she has been the CFO of Zhejiang Shengxian Arts and Crafts Co., Ltd. Ms. Huang earned her Bachelor’s degree in Accounting from Jiujiang University in 2009 and holds the qualification of Intermediate Certified Public Accountant.

Lili Zhang serves as Executive Director of UCFI. Her technical expertise and management experience in the technology and social media industries provide significant value to the board. From 2009 to 2011, she worked as a software testing engineer at Harbin Langwei Electronic Technology Co., Ltd. From 2011 to 2012, she served as a website project development engineer at Harbin Uniview Technology Co., Ltd. Between 2017 and 2023, Ms. Zhang held positions at Jihuo Group, including subsidiary manager and Deputy General Manager. In 2024, she joined CFI Group, overseeing social media management and traffic operations. Ms. Zhang graduated with a bachelor’s degree from Huade College of Applied Technology at Harbin Institute of Technology in 2009.

Board of Directors

As of the date of this annual report, our board of directors consists of seven directors. The amended articles of association stipulate that the minimum number of directors shall be three, with the exact number to be determined from time to time by our board of directors.

Directors are not required to meet qualification requirements through shareholding. If a director has any direct or indirect interest relationship with contracts, transactions, or proposed contracts/transactions entered into with us, they must declare the nature of such interests at board meetings. Except as prohibited by Nasdaq Listing Rules and the Chairman’s veto power, directors may vote on any contracts, proposed contracts, or arrangements where they may have conflicts of interest, provided that: (a) the nature of their interests has been disclosed at board meetings—either through specific statements or general notices—and the director’s vote counts toward the quorum required for reviewing such contracts/arrangements; and (b) if the transaction involves related parties, it must be approved by the Audit Committee.

Director Liability

Directors are bound by fiduciary duties under both common law and statutory law, including a statutory obligation to act in good faith and with the best interests of the company in mind. When exercising authority or performing duties, directors must demonstrate the prudence, diligence, and expertise expected of a reasonable director in the given circumstances. This includes, but is not limited to, considering the nature of the company, the type of decisions involved, the director’s position, and the scope of responsibilities they undertake.

Appointment and Removal of Directors

The company’s articles of association stipulate that all directors are elected annually within a single-category structure. By allowing shareholders to vote on the entire board composition each year, this mechanism enhances shareholder influence and accountability. Shareholders holding at least two-thirds of voting rights can remove directors regardless of justification, providing clear governance tools to address board composition issues.

Term of Directors and Senior Management Personnel

Each director is elected annually for a term of one year.

Board of Directors Committee

We have established the Audit Committee, Nomination and Corporate Governance Committee, and Compensation Committee, and have formulated respective charters for these three committees. The membership and functions of each committee are described as follows.

Audit Committee

The Audit Committee consists of John L. Suprock, Lydia Bergamasco, and Jingyu Huang, with Ms.Jingyu Huang serving as Chairperson. Ms.Huang meets the financial expert criteria for audit committees as stipulated by U.S. Securities and Exchange Commission (SEC) regulations. All three members satisfy the ‘Independent Director’ requirements under NASDAQ Listing Rules and Section 10A-3 of the Securities Exchange Act.

The responsibilities of the Audit Committee are stipulated in our Audit Committee Charter, including but not limited to:

●	Review and discuss the annual audited financial statements with management and independent auditors, and advise the board on whether to include audited financial statements in our 10-K filing;

●	Review and discuss the annual audited financial statements with management and independent auditors, and advise the board on whether to include audited financial statements in our 10-K filing;

●	Discuss with management and independent auditors significant financial reporting issues and judgments related to the preparation of our financial statements;

●	Discuss major risk assessment and risk management policies with management;

●	Supervise the independence of independent auditors;

●	Verify whether the chief audit partner responsible for audit (or coordination) and the audit partner overseeing audit review have undergone rotation in accordance with legal requirements;

Review and approve all related party transactions;

●	Conduct inquiries and discussions with management regarding our compliance with applicable laws and regulations;

●	Pre-approved audit services performed by our independent auditors and permitted non-audit services, including the fees and terms for providing such services;

●	Appointment or replacement of an independent auditor;

●	To determine and supervise the remuneration of independent auditors for the purpose of preparing or issuing audit reports or related tasks (including resolving disputes between management and independent auditors regarding financial reporting);

●	Establish procedures to receive, retain, and process complaints received regarding accounting, internal accounting controls, or reporting that involve material matters in our financial statements or accounting policies; and

●	Approve expense reimbursements incurred by the management team during the search for potential target companies.

Financial Expert of the Audit Committee

The Audit Committee shall always consist solely of “independent directors” who must possess the “financial knowledge” defined by Nasdaq listing standards. Nasdaq’s criteria define “financial knowledge” as the ability to read and comprehend basic financial statements, including a company’s balance sheet, income statement, and cash flow statement.

Furthermore, the Audit Committee has and will continue to include at least one member with professional experience in finance or accounting, necessary accounting certifications, or equivalent expertise, ensuring profound financial knowledge. The Board has confirmed that Ms.Jingyu Huang meets the criteria for ‘Audit Committee Financial Expert’ as defined by U.S. Securities and Exchange Commission (SEC) rules and regulations.

Nomination and Corporate Governance Committee

The Nomination and Corporate Governance Committee is composed of Donghai Li and Lydia Bergamasco, with Donghai Li serving as its Chairperson. Both Donghai Li and Lydia Bergamasco meet the requirements for ‘independent directors’ under Nasdaq Listing Rules.

Our nomination to the Corporate Governance Committee will primarily support the Board of Directors in the following ways:

●	Identify, screen, and review candidates qualified to serve as directors, and recommend to the board of directors candidates for nomination at the annual general meeting or candidates to fill board vacancies;

●	Formulate, recommend to the board of directors, and oversee the implementation of our corporate governance standards;

●	Coordinate and oversee the annual self-assessment of corporate governance conducted by the Board of Directors, its committees, individual directors, and management; and

●	Conduct regular reviews of our overall corporate governance practices and provide improvement recommendations when necessary.

Guide to Selecting Director Candidates

The nomination criteria stipulated in the Nomination and Corporate Governance Committee Charter typically require nominees to:

●	Should demonstrate significant or major achievements in the field of business, education or public service;

●	Should possess the necessary intelligence, education, and experience to make significant contributions to the board of directors, and bring a range of skills, diverse perspectives, and backgrounds to deliberations; and

●	Must possess the highest ethical standards, strong professional awareness, and a firm determination to serve the interests of shareholders.

The Nomination and Corporate Governance Committee evaluates candidates for board membership based on their management experience, leadership background, integrity, and professional competence. The committee may require specific skills or qualifications such as financial or accounting expertise to address temporary board needs, while also considering the overall experience and composition of members to ensure diversity and inclusivity. The committee does not differentiate between candidates recommended by shareholders and others. The shareholder nomination process for board candidates remains unchanged.

Compensation Committee

The Compensation Committee consists of John L. Suprock and Jingyu Huang, with John L. Suprock serving as its Chairman. Both John L. Suprock and Jingyu Huang meet the requirements for ‘independent directors’ under Nasdaq Listing Rules.

The responsibilities of the Compensation Committee are stipulated in our Compensation Committee Charter, including but not limited to:

●	Review and approve annually the corporate objectives and targets related to the compensation of our Chief Executive Officer (CEO), evaluate the CEO’s performance based on these objectives and targets, and determine and approve the CEO’s compensation (if applicable) according to the evaluation results;

●	Review and approve compensation for all other senior executives of ours;

●	Review our executive compensation policies and plans;

●	Develop and manage our incentive compensation and equity-based compensation plans;

●	Assist management in complying with our letter of authorization and annual report disclosure requirements;

●	Approve all special benefits, special cash payments, and other special compensation and benefit arrangements for our executives and employees;

●	Prepare an executive compensation report if required, and incorporate it into our annual mandate; and

●	Review, evaluate, and recommend adjustments to director compensation as appropriate.

Business Ethics and Code of Conduct

We have established a code of ethics applicable to all directors and senior management personnel (including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer), as detailed in Appendix 14.1 of the 8-K filing dated October 6, 2025. The current annual report’s Appendix 14.1 incorporates a copy of our code of ethics through citation. Additionally, upon request, we will provide a complimentary copy of the code of ethics.

Insider Trading Policy

We have not yet established insider trading policies and procedures to regulate the purchase, sale, or other disposal of the Registrant’s securities by directors, senior executives, employees, or the Registrant itself. These policies and procedures should be reasonably designed to facilitate compliance with insider trading laws, regulations, and applicable listing standards for the Registrant. We anticipate formulating and implementing such policies and procedures by 2026.

Limitation of Liability and Compensation for Executives and Directors

Our amended and restated Company Registration Certificate stipulates that we shall indemnify our directors and senior officers within the maximum authorized scope pursuant to current Delaware laws or any future amendments thereto. Furthermore, the revised registration certificate specifies that directors shall not be liable to us for monetary compensation arising from breaches of fiduciary duties in their capacity as directors, unless they have violated their duty of loyalty to us or our shareholders, acted in bad faith, intentionally or knowingly violated laws, authorized illegal dividend distributions, engaged in unauthorized stock purchases or redemptions, or obtained improper personal benefits from their directorship.

We have entered into agreements with management personnel and directors to provide contractual compensation in addition to the indemnities specified in our amended and restated company registration certificate. Our articles of association further authorize us to purchase insurance on behalf of any manager, director, or employee to assume liability arising from their conduct, regardless of whether Delaware law permits compensation. We have acquired directors and senior executives liability insurance that, under certain circumstances, provides coverage for defending, settling, or paying judgment costs on behalf of our directors and senior executives, while also safeguarding our obligation to compensate them.

These provisions may prevent shareholders from filing lawsuits against directors for breaching fiduciary duties. They could also reduce the likelihood of derivative lawsuits against directors and senior executives, even though such lawsuits might have been beneficial to us and our shareholders if won. Furthermore, if we incur settlement costs and damages for directors and executives under these compensation clauses, shareholders’ investments could suffer adverse impacts. We believe these provisions, insurance arrangements, and compensation agreements are essential for attracting and retaining talented and experienced directors and senior executives.

Regarding the possibility of exempting our directors, senior executives, and controlling shareholders from liabilities under the Securities Act pursuant to the aforementioned or other regulations, we have learned that the U.S. Securities and Exchange Commission (SEC) deems such exemptions contrary to the public policy embodied in the Securities Act and therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Director and Executive Compensation

For the year ended December 31, 2025, we paid cash compensation of 728,000 yuan to directors and senior management teams. We did not reserve or accrue any amount for senior management teams to provide pensions, retirement benefits, or other similar benefits. According to legal requirements, our Chinese mainland subsidiaries are required to contribute a certain percentage of each employee’s salary to pension insurance, medical insurance, unemployment insurance, work-related injury insurance, maternity insurance, and other statutory benefits, as well as housing provident funds.

Employment Agreement and Indemnity Agreement

All executives have entered into employment contracts with the company. These contracts stipulate fixed-term employment terms, allowing termination without prior notice or compensation in cases of policy violations, criminal convictions, persistent failure to satisfactorily perform contractual duties, or misconduct/insincerity detrimental to corporate interests. The employment relationship may also be terminated without cause upon written notice given 30 days in advance. Executives may resign at any time provided they submit written notice 30 days prior to departure.

All senior executives have agreed to maintain strict confidentiality regarding all confidential information and trade secrets of our company, including those belonging to our clients or potential clients, as well as any confidential or proprietary information received from third parties and subject to confidentiality obligations, both during employment and after termination or expiration of their employment contracts, unless necessary for performing employment-related duties or as required by applicable laws. The executives further agree to disclose to us all inventions, designs, and trade secrets conceived, developed, or implemented during their employment, transfer all rights, ownership, and interests thereof to us, and assist in obtaining and enforcing patents, copyrights, and other legal rights related to these innovations. Additionally, each senior executive has agreed to be bound by non-compete and non-recruitment clauses during their tenure and typically for one year after departure.

We have entered into indemnification agreements with each director and senior executive. Pursuant to these agreements, we agree to compensate directors and senior executives for certain liabilities and expenses arising from claims resulting from their roles as directors or senior executives of the Company.

In addition, pursuant to Section 3.11 of the Compensation Clause in the 8-K filing annex 3.2 revision and restatement details dated October 6, 2025, directors may receive attendance fees for each board meeting (if applicable), as well as a fixed amount (in cash or other forms of consideration) or their stipulated salary for attending board meetings. No such payments shall preclude any director from serving the company in other capacities and receiving compensation therefor. Members of the Special Committee or Executive Committee may be compensated for attending committee meetings.

Stock Incentive Plan

None.

Awarded Prizes

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below presents the beneficial ownership information of our common shares as of December 31, 2025:

●	Each beneficial owner holding more than 5% of our issued common shares;

●	Each of our named executives and directors; and

●	All our senior executives and directors as a single entity.

The determination of beneficial ownership is based on regulations issued by the U.S. Securities and Exchange Commission (SEC). These regulations generally stipulate that an individual holds beneficial ownership of a security if they possess either individual or joint voting rights or investment rights, including currently exercisable or options and warrants available for exercise within 60 days. Unless otherwise specified in the footnote below and subject to applicable community property laws and similar legal provisions, we believe that each of the listed individuals holds individual voting rights and investment rights regarding such shares.

The percentage of common shares actually held by the parties listed in the table below is calculated based on 52,234,983 issued and tradable common shares as of December 31, 2025.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders
Rosy Sea Holdings Limited	47,689,349	91.30%
Directors and Executive Officers
Zhenjun Jiang, Chairman of the Board, Chief Executive Officer	47,689,349	91.30%
Weihong Zhu, Chief Financial Officer	—	—
Pan Hu, Director and Chief Operating Officer	—	—
John L. Suprock, Independent Director	—	—
Lydia Bergamasco, Independent Director	—	—
Donghai Li, Independent Director	—	—
Jinyu Huang, Independent Director	—	—
Lili Zhang, Independent Director	—	—
Directors and Executive Officers as a Group	47,689,349	91.30%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Principal Shareholder

Please refer to “Section 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Related Party Policy

Our ethical guidelines require us to avoid all related-party transactions that may create actual or potential conflicts of interest, unless approved by the board of directors (or audit committee). Related-party transactions are defined as: (1) transactions involving a total amount exceeding $120,000 in any calendar year, (2) where we or any of our subsidiaries are participating parties, and (3) where any of the following individuals hold or may hold significant direct or indirect interests: (a) executives, directors, or director nominees; (b) beneficial owners holding over 5% of our common stock; or (c) immediate family members of individuals specified in (a) and (b) (excluding cases where individuals serve as directors of another entity or where beneficial ownership is below 10%). Conflicts of interest may arise when an individual’s conduct or interests could impair objective and effective performance of duties. Conflicts may also occur if an individual or their family members obtain improper personal benefits through their positions.

In accordance with our written bylaws, the Audit Committee is responsible for reviewing and approving related-party transactions conducted by the company. When determining whether to approve such transactions, the Audit Committee considers all relevant factors, including whether the terms offered to related parties are no less favorable than those typically provided to non-related third parties in comparable circumstances, as well as the extent of the related party’s interest in the transaction. Directors are prohibited from participating in approving transactions involving related parties, but they must provide the Audit Committee with all material information regarding such transactions. Additionally, we require every director and senior executive to complete a Director and Senior Executive Questionnaire to gather information on related-party transactions.

These procedures are designed to determine whether any such related-party transactions compromise the independence of directors or raise conflicts of interest among directors, employees, or senior executives.

Our audit committee will review all payments made to our shareholders, senior executives or directors, or to us or their affiliates, on a quarterly basis.

Satisfaction and Discharge Agreement with Sponsor

On September 30,2025, CFI reached a settlement agreement with the sponsor Bengochea SPAC Sponsors I LLC to fulfill its obligations under the business combination agreement, specifically to fund the $3,079,293.09 in sponsor debt upon completion of the merger. As part of the agreement, Iron Horse paid $1,657,949.96 in cash to the sponsor on the same day to settle partial debt obligations. On September 30,2025, Iron Horse and CFI jointly issued a $1,421,343.13 senior note to the sponsor, maturing on November 15,2025, with a 15% default interest rate applicable in the event of specified default events. To secure repayment, Iron Horse retained 5,000,000 common shares (“Sponsor Reserve Shares”) with Continental Securities Transfer Trust pursuant to irrevocable transfer instructions. Should the principal of the sponsor’s promissory note fail to be paid promptly, the sponsor may issue a notice to Continental Securities Transfer Trust (subject to a 4.99% beneficial ownership cap) to transfer the Reserve Shares to itself (“Sponsor Delivery Notice”) without requiring consent from Iron Horse or CFI. Failure to complete the transfer within 48 hours would trigger the aforementioned 15% default interest rate. The company must submit a resale registration declaration for any reserved shares issued within 60 days after the Mainland Securities Transfer Trust Company receives the sponsor’s delivery notice. As of December 31, 2025, the total outstanding amount of sponsor payable notes and held sponsor payable notes amounted to $454,690. According to the data on the preparation date of the consolidated financial statements, our company has violated the payment obligation under the sponsor’s payable notes and is currently negotiating with the sponsor to extend the maturity date of the notes.

As of the reporting date of this annual report, the note has not been honored. The company holds $33.01 million in cash and cash equivalents, which is sufficient to cover the repayment plans for the note, demonstrating strong liquidity.

Transactions with Related Parties in the Course of Business Operations

As of December 31, 2025, Iron Horse entered into a loan agreement with Mr. Jiang Zhenjun, a shareholder of the Group, who paid on its behalf the total acquisition-related fees amounting to $1,715,250.

As of December 31, 2025, CFI had conducted related-party transactions with Mr. Jiang Zhenjun, a group shareholder. Mr. Jiang paid on behalf of CFI the following fees: $78,000 for the 2024 annual audit, $3,825 for U.S. agent fees, HK$16,280 for the 2025 annual filing fee, membership roster and income ownership information registration fee, and RMB 7,755 for CFI’s name change fee.

As of December 31, 2025, CFI HK had conducted related-party transactions with Mr. Jiang Zhenjun, a group shareholder. Mr. Jiang paid on behalf of CFI HK the following fees: HKD 4,500 for the 2024 annual filing fee, office registration fee, and business registration update fee; RMB 2,068 for the name change fee; and HKD 800 for the 2024-2025 profit tax filing service fee.

Employment Agreement and Indemnity Agreement

Refer to “Item 11 Executive Compensation – Stock Incentive Plan”.

Stock Incentive Plan

See “Item 11 Executive Compensation – Stock Incentive Plan.”

Independence of Directors

Nasdaq listing standards require that a majority of our board members must be independent. We comply with this requirement. Currently, under Nasdaq listing rules, John L. Suprock, Lydia Bergamasco, Donghai Li, and Jinyu Huang are all classified as “independent directors.” The general definition of an independent director excludes senior executives, employees, or any other related parties of the company or its subsidiaries, as the board deems such involvement would compromise their ability to exercise independent judgment in fulfilling board responsibilities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below summarizes the total fees charged by our primary external Hong Kong audit firm, KD & Co., and its members for specific professional services, covering the years listed below.

	For the year ended December 31
Expense Category	2025	2024
	(Thousands of US dollars)
Audit fees (1)	350	78
Tax expenses (2)	-	-
Other expenses (3)	-	-
altogether	350	78

(1)	“Audit fees” represent the total amount of billed or unbilled services for auditing our annual consolidated and summarized financial statements, as well as the statutory financial statements of certain subsidiaries. This includes interim review services for interim consolidated and summarized financial statements.

(2)	“Tax expenses” refer to the total fees charged by our primary external audit firm for professional services provided on tax compliance matters.

(3)	“Other fees” refers to the total charges incurred for professional services other than those listed in the aforementioned categories.

Audit Committee Pre-approved Policies and Procedures

In addition to other responsibilities, the Audit Committee of our company’s Board of Directors is tasked with overseeing the operations of independent certified public accounting firms in compliance with relevant regulations from the U.S. Securities and Exchange Commission and the Nasdaq Exchange. The Audit Committee has implemented a pre-approval policy for audit services provided by independent certified public accounting firms and non-audit services, commonly referred to as the “Pre-Approval Policy.”

Under the pre-approval policy provisions, the Chairperson of the Audit Committee holds relevant authority to pre-approve all audit services and permitted non-audit services, excluding those listed in Article 201: “Services beyond the auditor’s scope of practice.” Furthermore, if the Audit Committee approves a service within the audit service category, it shall be deemed that the relevant service has undergone pre-approval. Decisions regarding audit work pre-approval made by the Audit Committee under its authorization must be submitted for discussion at the Committee’s regular meetings.

Our Audit Committee’s policy is to pre-approve all audit and other services provided by KD & Co. and its member firms, as mentioned above, except for negligible services. Such services require prior approval from the Audit Committee before the audit is completed.

For the years 2024 and 2025, our total audit fees, tax expenses, and other related costs have all been approved by the Audit Committee in accordance with Section 2-01(c)(7)(i)(C) of Implementation Rules No. S-X. However, minor services require prior approval from the Audit Committee before completion.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are submitted as part of this annual report in Form 10-K:

(1)	Financial statements

Our financial statements are included in the ‘Financial Statement Index’ under Section 8 ‘Financial Statements and Supplementary Data’ in Part 2 of the Annual Report Form 10-K.

(2)	Supplementary Tables to Financial Statements

All supplementary tables in the financial statements have been omitted as they are either irrelevant, unimportant, or the required information is already provided in Section 8 of Part II, ‘Financial Statements and Supplementary Information,’ of the 10-K filing.

(3)	Attachments

The documents listed in the Appendix Index of this year’s Form 10-K are incorporated by reference or filed with the Form 10-K, as shown in Table 10-K for each case.

Consolidated Financial Statements

Report of independent certified public accountant firm

To the Shareholders and Board of Directors of

CN Healthy Food Tech Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CN Healthy Food Tech Group Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and December 31, 2024, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KD & Co.

KD & Co.

PCAOB ID: 7137

We have served as the Company’s auditor since 2025

Hong Kong, China

March 31, 2026

CN Healthy Food Tech Group Corp. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$33,013,749	$41,432,852
Accounts receivable	287	845
Inventories	956,407	1,250,701
Prepayments and other current assets	2,921,317	1,333,310
Total Current Assets	36,891,760	44,017,708
Non-Current Assets
Property and equipment, net	4,608,387	4,039,852
Land use right, net	2,625,116	2,645,891
Intangible asset, net	83,728	49,286
Operating lease right-of-use asset	358,505	-
Other assets	161,104	-
TOTAL ASSETS	$44,728,600	$50,752,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$69,106	$585,304
Accrued expenses and other current liabilities	1,891,474	785,748
Advances from customers	17,601,292	37,721,923
Income tax payable	1,339,698	849,174
Operating lease obligation, current	236,169	-
Notes payable	3,018,500	-
Notes payable – related parties	454,690	-
Total Current Liabilities	24,610,929	39,942,149
Non-Current Liabilities
Operating lease obligation, noncurrent	243,490	-
TOTAL LIABILITIES	24,854,419	39,942,149
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 160,000,000 shares authorized; 52,234,983 and 47,689,349 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5,224	4,769
Additional paid-in capital	6,823,190	6,930,538
Retained earnings	12,408,522	3,996,003
Accumulated other comprehensive loss	637,245	(120,722)
TOTAL STOCKHOLDERS’ EQUITY	19,874,181	10,810,588
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,728,600	$50,752,737

The accompanying notes are an integral part of these consolidated financial statements.

CN Healthy Food Tech Group Corp. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024
Revenue, net	$27,759,850	$11,346,907
Cost of revenue	(9,343,452)	(3,803,068)
GROSS PROFIT	18,416,398	7,543,839
OPERATING EXPENSES
Selling expenses	2,240,443	981,599
General and administrative expenses	4,264,256	1,013,368
Research and development costs	133,260	6,971
Total Operating Expenses	6,637,959	2,001,938
OPERATING INCOME	11,778,439	5,541,901
OTHER INCOME (EXPENSES)
Interest income	473,592	53,491
Other income	70,056	13,715
Other expenses	(1,957)	(70)
Total Other Income, net	541,691	67,136
INCOME BEFORE INCOME TAXES	12,320,130	5,609,037
Provision for income tax	(3,907,611)	(1,613,034)
NET INCOME	$8,412,519	$3,996,003
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	757,967	(120,722)
COMPREHENSIVE INCOME	$9,170,486	$3,875,281
Basic and diluted earnings per share	$0.17	$0.08
Basic and diluted weighted average number of shares outstanding	48,860,005	47,689,349

The accompanying notes are an integral part of these consolidated financial statements.

CN Healthy Food Tech Group Corp. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Ordinary Shares		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance – December 31, 2023	1	$1	-	$-	$-	$-	$-	$1
Retroactive application of recapitalization (see Note 3)	(1)	(1)	47,689,349	4,769	(4,768)	-	-	-
Adjusted balance, beginning of period	-	-	47,689,349	4,769	(4,768)	-	-	1
Capital Contribution	-	-	-	-	6,935,306	-	-	6,935,306
Net income	-	-	-	-	-	3,996,003	-	3,996,003
Foreign currency translation adjustment	-	-	-	-	-	-	(120,722)	(120,722)
Balance – December 31, 2024	-	-	47,689,349	4,769	6,930,538	3,996,003	(120,722)	10,810,588
Business Combination Financing	-	-	3,545,634	355	(4,197,248)	-	-	(4,196,893)
Fair value of shares issued for services	-	-	1,000,000	100	4,089,900	-	-	4,090,000
Net income	-	-	-	-	-	8,412,519	-	8,412,519
Foreign currency translation adjustment	-	-	-	-	-	-	757,967	757,967
Balance – December 31, 2025	-	$-	52,234,983	$5,224	$6,823,190	$12,408,522	$637,245	$19,874,181

The accompanying notes are an integral part of these consolidated financial statements.

CN Healthy Food Tech Group Corp. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$8,412,519	$3,996,003
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of shares issued for services	2,045,000	-
Depreciation and amortization	468,162	194,602
Amortization of right-of-use assets	145,371	-
Loss on disposal of property and equipment	1,621	-
Provision for inventory shrinkage	114,144	121,223
Changes in operating assets and liabilities:
Accounts receivable	579	(858)
Inventories	224,832	(1,390,958)
Prepayments and other current assets	1,218,822	(1,353,615)
Other assets	(17,686)	-
Accounts payable	(591,947)	594,211
Accrued expenses and other current liabilities	(164,458)	797,705
Advances from customers	(21,166,734)	38,295,995
Income tax payable	292,741	862,097
Operating lease obligation	(27,465)	-
Net cash (used in) provided by operating activities	(9,044,499)	42,116,405
Cash flows from investing activities:
Loan advances to an unrelated third party	-	(2,782,570)
Proceeds from loan receivable		2,782,570
Purchase of property and equipment	(710,636)	(1,811)
Purchase of intangible asset	(42,618)	(50,597)
Purchase of other investment	(139,098)	-
Net cash used in investing activities	(892,352)	(52,408)
Cash flows from financing activities:
Business Combination Financing	1,016,762	-
Repayment promissory note – related party	(1,014,000)	-
Net cash provided by financing activities	2,762	-
Effect of exchange rates on cash and cash equivalents	1,514,986	(631,160)
Net change in cash and cash equivalents	(8,419,103)	41,432,837
Cash and cash equivalents, beginning of period	41,432,852	15
Cash and cash equivalents, end of period	$33,013,749	$41,432,852
Supplemental Cash Flow Information:
Cash paid for income taxes	$3,467,815	$108,722
Cash paid for interest	$-	$-
Supplemental non-cash in investing and financing activities:
Fair value of shares issued in exchange for services to be received	$4,090,000	$-
Operating lease right-of-use asset, obtained in exchange for operating lease obligation	$553,424	$-
De-recognition of operating lease right-of-use asset and operating lease obligation on modified lease	$59,162	$-
Property and land use rights contributed	$-	$6,935,306

The accompanying notes are an integral part of these consolidated financial statements.

CN Healthy Food Tech Group Corp. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

CN Healthy Food Tech Group Corp and its wholly owned subsidiaries focus on the high-end health food field driven by AI artificial intelligence technology and biotechnology innovation, mainly engaged in the research and development, production, and sales of related products. The group deeply integrates modern biotechnology with traditional Chinese medicine theory, precisely meeting the market’s growing demand for safe, high-quality, nutritious and healthy food.

The Company’s operating subsidiaries are domiciled in the People’s Republic of China (“PRC”) and are collectively referred to as the “PRC Subsidiaries” and the parent company of the PRC Subsidiaries (“CFI HK”) is domiciled in Hong Kong.

Basis of Presentation and Principles of Consolidation: On September 29, 2025 (the “Closing Date”), Iron Horse Acquisition Corp. (“Iron Horse)” consummated the merger transactions contemplated by the business combination agreement (the “Initial BCA”) executed during September 2024 with Grain Science Technology Innovative Bio (BVI) Co., Ltd, a company incorporated and existing under the laws of the British Virgin Islands (“Legacy CFI”), and Rosy Sea Holdings Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Rosy Sea” or the “Seller”) and the owner of 100% of the issued and outstanding capital stock of Legacy CFI. The Initial BCA was subsequently amended in December 2024, August 2025, and September 2025 (the “Amended BCA”) (see Note 3).

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

While Iron Horse was the legal acquirer in the Business Combination, because Legacy CFI was deemed the accounting acquirer, the historical financial statements of Legacy CFI became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the consolidated financial statements included in this report reflect (i) the historical operating results of Legacy CFI prior to the Business Combination; (ii) the combined results of Iron Horse and Legacy CFI following the closing of the Business Combination; (iii) the assets and liabilities of Legacy CFI at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to the Legacy CFI stockholder in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy CFI ordinary shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues, expenses and cash flows of all wholly owned subsidiaries. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the consolidated financial statements are to the FASB accounting standards codification (“ASC”).

The accompanying consolidated financial statements include the accounts of CN Healthy and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Note 2 – Summary of Significant Accounting Policies

Emerging Growth Company: The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates: The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company’s most significant assumptions and estimates relate to the carrying value of accounts receivable, including the determination of the allowance for credit losses, the net realizable value of inventories, the valuation of nonmonetary transactions, the useful life and recoverability of long lived assets, the determination of reserves for customer refunds, classification of warrants, income tax provision, determination of uncertain tax positions, and determination of deferred tax valuation allowances. These estimates are based on assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

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

The Company maintains cash and cash equivalents in excess of insured limits of RMB 500,000 ($71,465 at December 31, 2025) per financial institutions located in the PRC and $250,000 per financial institution located in the United States. The Company makes such deposits with financial institutions it believes are of high credit quality and has not experienced losses on these deposits as of December 31, 2025. Management believes the Company is not exposed to significant risks on such deposits. The amounts over these insured limits as of December 31, 2025 was RMB 230,476,590 ($32,942,169 at December 31, 2025).

Customer and Supplier Concentration Risk

Customer: The Company controls credit risk through credit approvals, requirement for customer advances, credit limits and monitoring procedures. The Company performs in-depth credit evaluations on customers or requires a customer deposit to be paid in advance of delivering our performance obligation. The Company enters into distribution agreements with each of its distributors in its wholesale distribution segment that are typically for two years. These agreements set forth the terms of the business relationship, the Company’s requirements for a distributors business practices, required compliance measures, minimum purchase volumes, if any, the Company’s commitment to provide marketing and promotion support to the distributor, and exclusivity requirement to only sell the Company’s products to the distributor’s customers.

The Company maintains a low concentration risk, with no single customer contributing more than 10% of total revenue for the years ended December 31, 2025 and 2024, or 10% of accounts receivable as of December 31, 2025 and 2024.

Supplier: The Company currently obtains inventory from approximately twelve suppliers. The Company formalizes the relationship with suppliers through three-year supply agreements, which establish clear responsibilities regarding product specifications, production standards, delivery obligations, and quality assurances. The Company sources each of its products from two to three different suppliers to minimize disruption to its supply chain if one supplier were to encounter production issues. The Company evaluates each potential supplier through on-site assessments of the supplier’s scale, technical capability, production capacity, and delivery timelines to ensure a potential supplier meets the Company’s quality standards. Access to sufficient capacity from these suppliers in periods of high demand may be limited, as the Company may not account for a significant part of a supplier’s business. If the Company were to change or add additional suppliers, the Company’s on-site assessment process could prevent or delay product shipments that could negatively affect the Company’s results of operations.

Two suppliers each contributed over 10% of the Company’s total procurement, with individual contributions of 37.7% and 21.9% for the year ended December 31, 2025 and four suppliers each contributed over 10% of the Company’s total procurement, with individual contributions of 23.7%, 20.3%, 12.6% and 10.8% for the year ended December 31, 2024.

Reliance on these suppliers may negatively affect the Company’s production if the inventory varies in reliability or quality. If the Company is unable to obtain timely deliveries of sufficient quantities of acceptable quality or if the supplier’s prices increase, results of operations could be harmed.

Accounts Receivable and Allowance for Credit Losses: Accounts receivable are stated at the historical carrying amount net of an allowance for expected credit losses, if any. The Company also adopted this guidance for other receivables. To estimate expected credit losses, the Company has identified the relevant risk characteristics of its customers and the related receivables. The Company considers the past collection experience, current economic conditions, future economic conditions (external data and macroeconomic factors) and changes in the Company’s customer collection trends. The allowance for credit losses and corresponding receivables are written off when they are determined to be uncollectible. As of December 31, 2025 and 2024, no allowance for credit losses was required.

Other Receivables: Other receivables consist of amounts paid on behalf of employees which are expected to be either repaid by the employee or recoverable through statutory offsets within the next 12 months.

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

Inventories: Inventories, consisting of finished goods, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. The valuation of inventories requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or net realizable value calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or net realizable value. As of December 31, 2025 and 2024, an allowance for obsolete or slow-moving inventory was not required.

The Company recorded a provision for inventory shrinkage of $114,144 and $121,223 for the years ended December 31, 2025 and 2024, respectively.

Property and equipment, net: The Company’s property consists of a building recorded at fair value that was contributed by a stockholder (see Note 12) and is being depreciated using the straight-line method over the following estimated useful lives:

Useful life
Building	20 years
Equipment	3 - 10 years
Leasehold improvements	3 years

The cost of repairs and maintenance is expensed as incurred, while the costs of major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Land Use Right, net: According to the laws of the PRC, the government owns all land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights contributed to the Company are recorded at fair value (see Note 12) and are being amortized using the straight-line method over the lease term of approximately 32 years.

Intangible Asset, net: Intangible asset consists of a definite-lived trademark. The trademark is being amortized using the straight-line method over its estimated useful life of ten years. The Company carries intangible assets at cost less accumulated amortization.

Investment in equity securities: Investment in equity securities without readily determinable fair values are accounted for in accordance with ASC 321, Investment in Equity Securities (“ASC 321”), under either the measurement alternative method or as an equity method investment.

Measurement Alternative Method: Investments in equity securities that either (i) do not provide the Company with control or significant influence or (ii) do not have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. The Company records such investments under the measurement alternative method pursuant to ASC 321 as these investments do not have readily determinable fair values. Under the measurement alternative method, the Company records the investment at cost less impairment losses, if any, unless it identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, in which case the Company will measure its investments at fair value as of the date that the observable transaction occurred. Such investments are presented as Other Investments on the consolidated balance sheets and any impairment recognized related to these investments are presented as Impairment of other investments, a component of other income (expense), net in the consolidated statements of income and comprehensive income.

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

The Company subsequently adjusts the carrying amount of the equity method investment by the Company’s proportionate share of the net earnings or losses and other comprehensive income or loss of the investee based on the Company’s percentage of common stock or in-substance common stock ownership during the respective reporting period. The Company records its share of the results of equity method investees and any impairment related to equity method investments as earnings or losses from investments in equity method investees, net of tax in the consolidated statements of income and comprehensive income. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if the Company has other investment or other outstanding loans and advances to the investee and would be determined based on the Company’s proportionate share of the respective class of securities.

During April 2025, the Company acquired a 5.0% equity interest in a privately held household appliance enterprise in exchange for RMB 1,000,000 ($137,588 at the date of acquisition and $142,931 at December 31, 2025) and recorded it as a component of Other asset on the accompanying consolidated balance sheets at cost under the measurement alternative method as the investment does not provide the Company with control or significant influence nor does the investment have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock.

Impairment of Long-Lived Assets: In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets (“ASC 360”), the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment of long-lived assets was recorded by the Company as of December 31, 2025 and 2024.

Advances from Customers: Advances from customers consist of deposit payments from customers for inventories that were not yet shipped as of period end and is expected to be shipped within the next 12 months. The Company will recognize the advances from customers as revenue as inventories are shipped and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue Recognition: The Company’s revenue arrangements primarily consist of a single performance obligation to transfer promised goods or services to a customer. Substantially all of the performance obligations are satisfied at a point in time rather than over time when title, risks and rewards of ownership, and subsequently control have transferred to the customer.

Wholesale distribution segment

Revenue primarily represents the sale of inventories to distributors. Revenue, which includes shipping and handling charges billed to the distributor, is recognized at the time the product is shipped to a distributor and is reported net of variable consideration, including applicable discounts, estimated returns, and allowances.

The Company determined minimum purchase volumes required by the distributor agreements, if any, do not provide a distributor a material right that gives rise to a separate performance obligation as there are no discounts or other incentives provided in the distributor agreement. The Company’s performance obligation is created as new orders are received from the distributor. The Company is not obligated to transfer any products until the distributor submits an order specifying the quantity of products it wishes to purchase, which represents an option to purchase additional goods, not variable consideration. As a result, the Company recognizes revenue at the time control of the products ordered transfers to the distributor.

The Company determined that any variable consideration related to a potential shortfall to a minimum purchase volume at the end of the distributor agreements was deemed to be fully constrained at inception and therefore excluded from the initial transaction price due to the high degree of uncertainty and risk associated with these potential payments as the Company determined that it could not assert that it was probable that a significant reversal in the amount of revenue recognized would not occur. The Company will recognize any remaining revenue associated with a shortfall to a minimum purchase volume during the period the Company can assert that it is probable that a significant reversal in the amount of revenue recognized would not occur. The Company reviews its variable consideration estimates at the end of each quarter. As of December 31, 2025 and 2024, the Company could not assert that it was probable that a significant reversal in the amount of revenue recognized would not occur for a potential shortfall to the minimum purchase volume at the end of the in place distributor agreements, which have a remaining term of twelve months.

The Company principally relies on historical experience, specific distributor agreements, and anticipated future trends to estimate variable consideration at the time of sale and to reduce the transaction price. The Company has no obligations related to discounts, returns, and allowances recorded on its consolidated balance sheets as of December 31, 2025 and 2024.

Live-stream sales segment

Revenue primarily represents the sale of digital coupons to customers for goods or services (or for discounts on goods or services) to be provided by third-party merchants. The Company has determined that it is the principal in these transactions because it has discretion in establishing the pricing of the digital coupons. Revenue is recognized at the time the customer redeems the digital coupon for goods or services (or for discounts on goods or services) from the third-party merchant as that is the timing for when the Company’s obligations to the customer are satisfied. Revenue is reported net of variable consideration, including estimated refunds and service fees

The Company principally relies on historical experience, specific customer agreements, and anticipated future trends to estimate estimated refunds and service fees at the time of sale and to reduce the transaction price. The Company has no obligations related to service fees and refunds recorded on its consolidated balance sheets as of December 31, 2025 and 2024.

There were no acquisition costs associated with obtaining customers in either segment and there were insignificant amounts owed to third-party merchant for the goods or services to be provided at the time the digital coupon is redeemed as of December 31, 2025 and 2024.

Cost of Revenue: Cost of revenue consists primarily of the cost of inventories, warehousing and distribution costs such as inbound freight charges, purchasing and receiving costs.

Research and Development Expense: Research and development costs did not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. Research and development costs mainly consist of labor costs, including salaries and benefits, material costs, testing costs, and other expenses.related to the Company’s investment into the development of new products and services.

Advertising Costs: The Company expenses the costs of advertising as incurred. There was $832,329 and $191,551 of advertising expenses incurred for the years ended December 31, 2025 and 2024, respectively, and included within selling expenses on the accompanying consolidated statements of income and comprehensive income.

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

Variable lease payments associated with the Company’s leases are recognized upon the occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments are presented in the accompanying consolidated statements of income and comprehensive income in the same line item as expense arising from fixed lease payments, which is generally within general and administrative expenses.

Leases with an initial term of 12 months or less are not recorded on the accompanying consolidated balance sheets and are recognized on a straight-line basis over the lease term within general administrative costs on the accompanying consolidated statements of income and comprehensive income.

Accumulated Other Comprehensive Income: Comprehensive income is comprised of net income and all changes to the statement of stockholder’s equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company’s comprehensive income consists of net income and gains from foreign currency translation adjustments.

Warrants: The Company evaluates the appropriate balance sheet classification of warrants issued as either equity or as a derivative liability. In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), a warrant is classified as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification, A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or ASC 815, it is classified as a derivative liability which is carried on the consolidated balance sheets at fair value with any changes in its fair value recognized in the consolidated statements of income and comprehensive income. At December 31, 2025, all of the Company’s outstanding warrants were classified as equity.

Capital Contributions: Contributions of tangible and intangible assets in which no consideration is exchanged are accounted for as capital contributions in accordance with ASC 505, Equity (“ASC 505”) and are measured at fair value in accordance with ASC 845, Nonmonetary Transactions (“ASC 845”)

Inflation Reduction Act of 2022: On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, may be subject to the excise tax. There were no transactions subject to this excise tax through December 31, 2025, including redemptions in connection with the Business Combination (see Note 1 and Note 3).

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

ASC 740 prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosures required. The Company does not have any entity-level uncertain tax positions. The Company files income tax returns in the United States, British Virgin Islands (“BVI”), Hong Kong, and PRC. The Company’s tax returns remain open, subject to examination by major tax jurisdictions.

Under the current laws of the United States, CN Healthy is subject to an income tax rate of 21.0%.

Under the current laws of the BVI, the Company’s subsidiaries domiciled in BVI are not subject to tax on income or capital gain. Additionally, upon payment of dividends by the Company’s subsidiaries domiciled in BVI to its stockholder, no BVI withholding tax will be imposed.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted earnings per share does not consider the effect of the warrants assumed during the Business Combination (see Note 1 and Note 3) as the exercise of these warrants are contingent upon the occurrence of future events ,nor the shares of common stock that the holders of the promissory notes could elect to receive (see Note 8 and Note 9) as the conversion formula is not defined.

Foreign Currency and Foreign Currency Translation: The consolidated financial statements of the Company are presented in the reporting currency of the U.S dollar (“USD”). The functional currency for each entity included in these consolidated financial statements is the applicable local currency used in the primary economic environment of the respective entity. The Company’s entities domiciled in the PRC and Hong Kong maintain their books in Chinese Renminbi (“RMB”) and Hong Kong Dollar (“HKD”), respectively, while the entities domiciled in the United States and BVI maintain their books and records in USD. For each entity whose functional currency is not the USD, assets and liabilities are translated into the reporting currency using the exchange rate in effect at the balance sheet dates. Equity transactions are translated using the historical exchange rate in effect on the date of the transaction, except for the change in retained earnings during the year, which is the result of the operations translation process. Results of operations and cash flows are translated using the weighted average exchange rates in effect during the period. As a result, amounts relating to the assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.

Translation adjustments resulting from the process of translating the local currency financial statements into the reporting currency are recorded as a component of comprehensive income (loss). The translation adjustment for the years ended December 31, 2025 and 2024 was a gain of $757,967 and a loss of $120,722, respectively.

Remeasurement gains and losses from transactions that are not denominated in the functional currency are recorded as other income (expenses) in the consolidated statements of income and comprehensive income. All of revenue transactions are transacted in the respective entity’s functional currency. As of December 31, 2025, the Company has not entered into any material transaction in a currency other than its functional currency since inception. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Translation of amounts from the functional currency into the reporting currency has been made at the following exchange rates for the respective periods:

	For the Years Ended December 31,
Average exchange rate:	2025	2024
RMB:USD	7.1892	7.1886
HKD:USD	7.7962	NA

Period exchange rate:	December 31, 2025	December 31, 2024
RMB:USD	6.9964	7.2980
HKD:USD	7.7833	NA

Fair Value of Financial Instruments: ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

●	Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following techniques noted in ASC820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing, and excess earnings models).

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s financial instruments with a carrying value that approximates fair value consist of cash and cash equivalents, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, advances from customers and income tax payable because of the short-term nature or expected settlement dates of these instruments. The Company does not have any financial instruments, assets or liabilities that have recurring fair value measurements.

Government Contribution Plan: Pursuant to the laws applicable to companies organized under the laws of the PRC, the PRC Subsidiaries are required to participate in a government-mandated multi-employee defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the PRC Subsidiaries to pay to the local labor bureau a monthly contribution rate based on the monthly basic compensation of qualified employees. The relevant local bureau is responsible for meeting all retirement benefit obligations and there are no further commitments beyond the monthly contribution for the PRC Subsidiaries.

Reclassifications: Certain prior period presentation and disclosures were reclassified to ensure comparability with current period presentation. The reclassifications have not change the results of operations of the prior period.

Recent Accounting Pronouncements, adopted:

ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”), requires disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectives of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Accordingly, the expanded disclosures are provided for the year ended December 31, 2025 while prior period disclosures have not been retroactively adjusted and continue to be presented under the previous disclosure requirements. As this update only impacts disclosures, its adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. See Note 14 for additional information.

ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”) updates accounting standards for revenue recognition (ASC 606), lease accounting (ASC 842), and impairment of long-lived assets (ASC 360). ASU 2024-02 provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2024-02 on January 1, 2025 and its adoption did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires public companies to disaggregate key expense categories, such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insight into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2025-05, Financial Instruments – Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under ASU 2025-05, entities may assume that current conditions as of the balance sheet date do not change the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2025-11, Interim Reporting: Narrow Scope Improvements (“ASU 2025-11”), provides clarity about the current requirements for interim reporting. ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2025-12, Codification Improvements (“ASU 2025-12”), represent changes to the ASC that clarify, correct errors or make minor improvements, making the ASC easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

The Company has evaluated other new accounting standards issued by the FASB and SEC that are not yet effective. Management does not expect these standards to have a material impact on the Company’s consolidated financial position or results of operations.

Note 3 – Reverse Recapitalization

On September 29, 2025, Legacy CFI and Iron Horse consummated the merger contemplated by the BCA, with Legacy CFI surviving the merger as a wholly owned subsidiary of Iron Horse. Upon the closing of the Business Combination, Iron Horse’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 200,000,000 shares, of which 160,000,000 were designated common stock, $0.0001 par value per share, and of which 40,000,000 shares were designated preferred stock, $0.0001 par value per share.

Upon the consummation of the Business Combination, (i) the Legacy CFI ordinary share issued and outstanding was cancelled and converted into 47,689,349 shares of the Company’s common stock and (i) the holders of Iron Horse rights to receive one-fifth of one share of the Company’s common stock upon consummation of a Business Combination were issued 1,379,983 shares of the Company’s common stock.

Outstanding warrants to purchase Iron Horse common stock will remain outstanding at the Closing Date. The warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation (see Note 11).

Certain Iron Horse shareholders exercised their right to redeem certain of their outstanding shares for cash resulting in the redemption of 6,701,349 shares of Iron Horse common stock for gross redemption payments of approximately $71,066,578, which were paid during September 2025 and October 2025.

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

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Common stock, outstanding prior to Business Combination	8,867,000
Less: redemption of Iron Horse shares of common stock	(6,701,349)
Iron Horse shares of common stock	2,165,651
Shares issued to holders of Iron Horse rights	1,379,983
Legacy CFI shares	47,689,349
Shares issued in connection with consulting agreements (see Note 10)	1,000,000
Total shares of common stock after Business Combination and as of December 31, 2025	52,234,983

Lock-Up Arrangements: Certain former stockholders of Legacy CFI and Iron Horse have agreed to lock-up restrictions regarding the future transfer shares of common stock. Such shares may not be transferred or otherwise disposed of for a period of six months through March 2026, subject to certain exceptions.

Transaction Costs: Transaction costs incurred in connection with the Business Combination totaled approximately $5,907,000, including compensation owed to the Sponsor in the amount of $2,000,000 as provided in the Amended BCA, which were charged to additional paid-in capital during the year ended December 31, 2025. As December 31, 2025, approximately $3,476,000 of transaction costs were not paid and included on the accompanying consolidated balance sheets as part of accounts payable, accrued expenses and other current liabilities, notes payable and notes payable, related parties.

Note 4 – Significant Balance Sheet Components

Prepaid and other current assets is summarized as follows as of December 31:

	2025	2024
Advisory services through share issuance (see Note 10)	$2,045,000	$-
Prepayments to suppliers and vendors	455,743	1,313,695
Prepaid insurance	323,010	-
Other current assets	96,564	19,615
Total prepaid expenses and other current assets	$2,921,317	$1,333,310

Accrued expenses and other current liabilities is summarized as follows as of December 31:

	2025	2024
Accrued transaction costs due to Sponsor (see Note 3)	$1,000,000	$-
Accrued vendor and supplier invoices	548,945	227,726
Other taxes payable	330,945	558,022
Other	11,584	-
Total accrued expenses and other current liabilities	$1,891,474	$785,748

Note 5 – Property and equipment, net

Property and equipment, net is summarized as follows as of December 31:

	2025	2024
Building	$4,332,228	$4,153,193
Equipment	278,460	1,784
Leasehold improvements	414,708	-
Total property and equipment, gross	5,025,396	4,154,977
Less: Accumulated depreciation	(417,009)	(115,125)
Total property and equipment, net	$4,608,387	$4,039,852

Depreciation expense for the years ended December 31, 2025 and 2024 was $325,548 and $116,877, respectively and is included as a component of general and administrative expenses on the accompanying consolidated statements of income and comprehensive income.

During the year ended December 31, 2025, we disposed of property and equipment for no proceeds, recognizing a loss on disposal of property and equipment of $1,621 as a component of general and administrative expenses on the accompanying consolidated statements of income and comprehensive income. There were no disposals of property and equipment during the year ended December 31, 2024.

Note 6 – Land Use Right, net

Land use right, net is summarized as follows as of December 31:

	2025	2024
Land use right	$2,838,603	$2,721,294
Less: Accumulated amortization	(213,487)	(75,403)
Total land use right, net	$2,625,116	$2,645,891

Amortization expense of the land use right for the years ended December 31, 2025 and 2024 was $131,442 and $76,550, respectively and is included as a component of general and administrative expenses on the accompanying consolidated statements of income and comprehensive income.

Note 7 – Intangible Asset, net

Intangible asset, net is summarized as follows as of December 31,:

	2025	2024
Trademark	$91,164	$50,443
Less: Accumulated amortization	(7,436)	(1,157)
Total intangible asset, net	$83,728	$49,286

Amortization expense of the intangible asset for the years ended December 31, 2025 and 2024 was $11,172 and $1,175, respectively and is included as a component of general and administrative expenses on the accompanying consolidated statements of income and comprehensive income.

Note 8 – Notes Payable

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

As of December 31, 2025, $2,018,500 was outstanding on the September 2025 Note Payable. As of the issuance date of these consolidated financial statements, the Company is in default of its payment obligations under the September 2025 Note Payable and is in discussions with the underwriter to extend the maturity date.

Assumed Note Payable

In connection with the Business Combination, the Company assumed a non-interest bearing promissory note entered into by Iron Horse on September 29, 2025 with a non-related lender  Yanjun Jiao for the principal sum of $1,000,000 that matures on October 13, 2025 (the “Assumed Note Payable”) for the purpose of funding the payment of certain transaction costs on the Closing Date. The Assumed Note Payable can be prepaid at anytime without penalty. Upon the occurrence of an event of default (as defined in the Assumed Note Payable), the Assumed Note Payable will accrue an interest rate of 15.0% per annum until such time the event of default is cured.

If the Company fails to repay the Assumed Note Payable by the maturity date, the lender will have the right to convert the unpaid principal into shares of the Company’s common stock, provided that in no case can the lender’s beneficial ownership of the Company’s outstanding shares exceed 4.99%. Upon default, the lender may elect to convert the unpaid principal into 650,000 shares of the Company's common stock.

As of December 31, 2025, $1,000,000 was outstanding on the Assumed Note Payable. As of the issuance date of these consolidated financial statements, the Company is in default of its payment obligations under the Assumed Note Payable and is in discussions with the lender to extend the maturity date.

As of December 31, 2025, the Company had incurred a de minimis amount of default interest on its notes payable (see also Note 9). The amount is not material to the financial statements taken as a whole and has not been accrued.

Note 9 – Notes Payable, Related Party

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

As of December 31, 2025, $454,690 was outstanding under the Sponsor Note Payable and the Assumed Sponsor Note Payable. As of the issuance date of these consolidated financial statements, the Company is in default of its payment obligations under the Sponsor Note Payable and is in discussions with the Sponsor to extend the maturity date.

As of December 31, 2025, in Note 8 and Note 9, the expected default interest on notes payable is de minimis, the amount is not material to the financial statements taken as a whole and has not been accrued.

Note 10 – Stockholders’ Equity

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

Preferred Stock: The Company is authorized to issue 40,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to issue shares of preferred stock in one or more series, fix the number of shares of such series, determine such voting rights and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including without limitation thereof, dividend rights, conversion rights, redemption privileges and liquidation preferences. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

Common Stock: The Company is authorized to issue 160,000,000 shares of common stock with a par value of $0.0001 per share, of which 52,234,983 and 47,689,349 shares were issued and outstanding as of December 31, 2025 and 2024, respectively. Each common stockholder is entitled to one vote for each share held.

Non-monetary Contribution: On May 30, 2024, the Company increased additional-paid in capital by the fair value of a non-monetary contribution of a building and a land use right from the stockholder of Rosy Sea (see Note 12).

Shares issued for services: On September 30, 2025, the Company issued 1,000,000 shares of restricted common stock to officers of Iron Horse for management advisory services to be rendered with a fair value of $4,090,000 (see Note 3). These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance. During the year ended December 31, 2025, the Company amortized $2,045,000 of the value of the shares as the services were rendered and $2,045,000 of the remaining fair value of the shares was included as a component of prepayments and other current assets on the accompanying consolidated balance sheets (see Note 4).

Note 11 – Warrants

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

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2025:

	Warrants Outstanding
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public Warrants	$11.50	6,900,000	4.75	$11.50
Private Warrants	11.50	2,457,000	4.75	11.50
	$11.50	9,357,000	4.75	$11.50

A summary of warrant activity for the periods presented is as follows:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2024	-	$-
Assumed in Business Combination (see Note 3)	9,357,000	11.50
Outstanding at December 31, 2025	9,357,000	$11.50

Note 12 – Related Party Transactions

On May 30, 2024, the stockholder of Rosy Sea contributed to the Company (i) a building with a gross floor area of 4,032.36 square meters and (ii) a land use right for 18,000 square meters that expire in September 2056, both of which are located in Deliger Industrial Park, Duerbot Mongolian Autonomous County, Daqing City, Heilongjiang Province. The building and land use right (collectively, the “Contributed Assets”) were recorded on the contribution date at fair value of RMB 30,310,000 ($4,189,937 at May 30, 2024 and $4,332,228 at December 31, 2025, respectively) and RMB 19,860,000 ($2,745,369 at May 30, 2024 and $2,838,603 at December 31, 2025, respectively), respectively. Determining the fair values of the Contributed Assets requires judgments and the use of significant estimates and assumptions. The Company engaged an independent third-party appraisal firm to assist in the fair value determination of the Contributed Assets on the contribution date. The Contributed Assets were valued using a cost method valuation approach which utilizes assumptions about future economic factors, replacement costs, and depreciation rates relevant to the unique characteristics of the Contributed Assets.

At Closing, compensation of $2,000,000, as provided in the Amended BCA (see Note 3), was accounted for as transaction costs charged to additional paid-in capital (see Note 3) and was payable to the Sponsor, a shareholder of the Company. The Company included $1,000,000 in accrued expenses and other current liabilities, included $900,000 as part of a promissory note that was entered into with the Sponsor (see Note 9), and paid $100,000 at Closing. During the year ended December 31, 2025, the Company made repayments totaling $1,014,000 on the promissory note with the Sponsor. As of December 31, 2025, $1,000,000 of unpaid compensation owed to the Sponsor was included as a component of accrued expenses and other current liabilities (see Note 4) and $454,690 remains outstanding under the promissory notes with the Sponsor (see Note 9).

Note 13 – Commitments and Contingencies

Indemnification Agreements: The Company enters into contractual relationships that contain indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s consolidated financial statements.

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

Nasdaq Notices: Following its listing on Nasdaq on October 1, 2025, the Company was notified by Nasdaq that it had received a notification from personnel at the China Securities Regulatory Commission (the “CSRC”) informing Nasdaq that the CSRC had not yet completed its process of review of the Company’s U.S. listing. As a result, Nasdaq has halted trading of the Company’s common stock and warrants while it seeks clarification of these matters from the Company.The Company has provided Nasdaq with additional documentation and is awaiting further information at this time.

Geographical Data: Primarily all of the Company’s revenue is generated in the PRC and all of the Company’s assets are located in the PRC.

Industrial Park Project:    On August 5, 2024, Legacy CFI entered into an agreement with a construction developer to develop an industrial park project (the “Project”) in the Mulan Economic Development Zone, committing to make aggregate estimated disbursements totaling RMB 1,000,000,000 ($139,097,535 at December 31, 2025) between 2025 and 2029. The Project covers 130,000 square meters with a planned gross floor area of 168,497.45 square meters, incorporating warehouses, production plants, and office buildings.

On October 25, 2024, Legacy CFI, Rosy Sea’s stockholder, and the construction developer signed a Tripartite Agreement, under which Legacy CFI transferred all responsibilities and capital commitments of the Project to Rosy Sea’s stockholder for no consideration. As a result, Legacy CFI ceased to be a party to the Project.

The Company evaluated this transaction under ASC 470-50, Debt — Modifications and Extinguishments, as the execution of the Tripartite Agreement resulted in the modification and ultimate extinguishment of Legacy CFI’s obligations related to the Project. Since no liability had been previously accrued for the Project’s disbursement commitments, no gain or loss was recognized upon the transfer.

Although the transfer was made for no consideration, Rosy Sea’s stockholder has significant capital contributions in the Company, including additional paid-in capital received for prior building and capital contributions. The Company considered these factors in its assessment and determined that the transaction was appropriate in the context of the overall restructuring efforts related to the Business Combination (see Note 3). Management believes this was a one-time transaction and does not expect similar transfers in the future.

Short-term operating leases: In June 2024, the Company entered a seven-month lease for office space of approximately 150 square meters in Zhuhai, China, expiring December 31, 2024, with monthly payments of RMB 17,116 ($2,446 at December 31, 2025). In December 2024, the Company renewed the lease for office space for a term of six-months with monthly payments of RMB 13,616 ($1,946 at December 31, 2025).

For the years ended December 31, 2025 and 2024, operating lease expense of RMB 68,081 ($9,470 at December 31, 2025) and RMB 119,812 ($16,667 at December 31, 2024), respectively, was included as a component of general and administrative expenses on the accompanying consolidated statements of income and comprehensive income.

Long-term operating lease: In January 2025, the Company entered a thirty-four month lease for office space of approximately 2,247.34 square meters in Zhuhai, China, expiring December 31, 2027, with monthly payments of RMB 144,325 ($20,628 at December 31, 2025) commencing August 1, 2025. During September 2025, the lease agreement was modified to defer the payment commencement date to November 1, 2025, resulting in a derecognition of $59,162 from the right-of-use asset and operating lease obligations. For the year ended December 31, 2025 operating lease expense of RMB 1,045,101 ($145,371 at December 31, 2025) was included as a component of general and administrative expenses on the accompanying consolidated statements of income and comprehensive income. The weighted-average discount rate used in the lease measurement was 3.1% at inception and remaining lease-term as December 31, 2025 was 2.0 years.

The following tables provides a summary of lease liability maturities as of December 31, 2025:

Amount
For the year ending December 31,
2026	247,541
2027	247,541
Total undiscounted payments	495,082
Less: Imputed interest	(15,423)
Total operating lease liability	479,659
Less: Operating lease liability, current portion	(236,169)
Operating lease liability, non-current portion	$243,490

Note 14 – Income Taxes

The components of net income (loss) were attributable to the following regions:

	For the years ended December 31,
	2025	2024
PRC	$10,498,139	$3,996,003
United States	(2,085,620)	-
Total net income (loss)	$8,412,519	$3,996,003

The provision for income taxes consists of the following:

	For the years ended December 31,
	2025	2024
Current
Foreign	$3,907,611	$1,613,034
Federal	-	-
Total current provision (benefit) for income taxes	3,907,611	1,613,034
Deferred
Foreign	-	-
Federal	(185,734)	-
Total deferred provision (benefit) for income taxes	(185,734)	-
Change in valuation allowance	185,734	-
Total provision for income taxes	$3,907,611	$1,613,034

The reconciliation of the statutory income tax rate and the Company’s effective income tax rate were as follows:

	For the years ended December 31,
	2025	2024
PRC statutory income tax rate	25.0%	25.0%
Federal statutory income tax rate different rate	(2.9)%	0.0%
Permanent differences	5.6%	0.0%
Other	2.5%	3.8%
Changes in valuation allowance	1.5%	0.0%
Effective income tax rate	31.7%	28.8%

The components of the Company’s net deferred tax assets (liabilities) were as follows as of December 31:

	2025	2024
Deferred tax assets
Net operating loss carry-forwards	$117,809	$-
Startup expenses	349,261
Other	18,173	-
Total deferred tax assets, gross	485,243	-
Valuation allowance	(467,070)	-
Total deferred tax asset	$18,173	$-

The Company provided a valuation allowance equal to the Company’s U.S. deferred income tax assets for the year ended December 31, 2025 because it is not presently known whether future taxable income will be sufficient to utilized the loss carry-forwards. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, only the portion of the deferred tax asset that is more likely than not to be realized will be recognized. However, if the Company will not able to generate sufficient taxable income from its operations in the future, then a valuation allowance to reduce the Company’s U.S. deferred tax assets may be required, which would increase the Company’s expenses in the period the allowance is recognized.

Income tax provisions are generally based on an annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to annual periods. The income tax impact of discrete items is recognized in the period these occur.

Note 15 – Segment Information

The Company reports its results of operations in two operating segments: (i) wholesale distribution segment and (ii) live-stream sales segment. The Company separately reports the results of its corporate division, which primarily consists of expenses associated with corporate functions and projects, certain employee benefits, rent, utilities, depreciation of property, amortization of land use right and intangible asset, interest income, and inter-segment eliminations. This presentation is consistent with the manner in which the CODM reviews the business to assess performance and allocate resources. The CODM uses operating income to allocate resources for each segment on an ongoing basis and to assess the performance for each segment.

The following tables include additional information about reported segment revenue, significant segment expenses and segment measure of profitability:

	For the Year Ended December 31, 2025
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	$24,091,146	$-	$-	$24,091,146
Sale of digital coupons to customers	-	3,668,704	-	3,668,704
Total revenue, net	24,091,146	3,843,235	-	27,759,850
Costs of revenues	7,400,148	1,943,304	-	9,343,452
Gross profit	16,690,998	1,899,931	-	18,416,398
Operating expenses:
Sales staff costs	208,519	690,989	70,467	969,975
Administrative staff costs	28,129	526,437	321,501	876,067
Outbound transportation expenses	137,409	126,397	-	263,806
Advertising	664,415	167,914	-	832,329
Depreciation and amortization	20,885	173,217	312,073	506,175
Consulting	43,361	55,659	2,045,540	2,144,560
Rental	1,196	18,565	-	19,761
Research and development costs	133,260	-	-	133,260
Other expenses	166,284	175,778	549,964	892,026
Total operating expenses	1,403,458	1,934,956	3,299,545	6,637,959
Operating income (loss)	15,287,540	(209,556)	(3,299,545)	11,778,439
Total other income (expense), net	-	-	541,691	541,691
Provision for income tax	-	-	(3,907,611)	(3,907,611)
Net income	$15,287,540	$(209,556)	$(6,665,465)	$8,412,519

	For the Year Ended December 31, 2024
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	$10,595,703	$-	$-	$10,595,703
Distributor training revenue	64,751	-	-	64,751
Sale of digital coupons to customers - services	-	686,453	-	686,453
Total revenue, net	10,660,454	686,453	-	11,346,907
Costs of revenues	3,803,068	-	-	3,803,068
Gross profit	6,857,386	686,453	-	7,543,839
Operating expenses:
Sales staff costs	200,818	102,934		303,752
Administrative staff costs	88,853	170,121	293,154	552,128
Outbound transportation expenses	45,903	-	-	45,903
Advertising	156,345	33,537	1,669	191,551
Depreciation and amortization	1,085	56	193,461	194,602
Consulting	477,097	7,497	60,123	544,717
Rental	-	16,667	-	16,667
Research and development costs	6,971	-	-	6,971
Other expenses	105,185	27,778	12,684	145,647
Total operating expenses	1,082,257	358,590	561,091	2,001,938
Operating income (loss)	5,775,129	327,863	(561,091)	5,541,901
Total other income (expense), net	-	-	67,136	67,136
Provision for income tax	-	-	(1,613,034)	(1,613,034)
Net income	$5,775,129	$327,863	$(2,106,989)	$3,996,003

Note 16 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. As of the date of issuance, the Nasdaq trading halt described in Note 13 remains in effect and the promissory notes described in Notes 8 and 9 remain in default. Other than as described within these consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

(b) Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

2.1*	Business Combination Agreement dated as of September 27, 2024, by and between Iron Horse Acquisitions Corp. and Rosy Sea Holdings Limited	8-K	2.1	10/2/24

2.2	Amended and Restated Business Combination Agreement dated as of December 18, 2024, by and among Iron Horse Acquisitions Corp., Rosy Sea Holdings Limited and Zhong Guo Liang Tou Group Limited (included as Annex A to this proxy statement/prospectus)	S-4	2.2	12/19/24

2.3	Amendment No. 1 to the Amended and Restated Business Combination Agreement dated December 18, 2024 by and among Iron Horse, Seller and CFI.	8-K	2.1	9/3/25

2.4	Amendment No. 2 to the Amended and Restated Business Combination Agreement dated December 18, 2024 by and among Iron Horse, Seller and CFI	8-K	2.1	9/15/25

3.1	Second Amended and Restated Certificate of Incorporation of CN Healthy Food Tech Group Corp.	8-K	3.1	10/6/25

3.2	Amended and Restated Bylaws of CN Healthy Food Tech Group Corp.	8-K	3.2	10/6/25

4.1	Specimen Common Stock Certificate.	S-1	4.2	12/22/23

4.2	Specimen Warrant Certificate.	S-1/A	4.3	12/22/23

4.3	Warrant Agreement, dated as of December 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	1/2/24

10.1	Satisfaction and Discharge of Indebtedness Agreement, dated as of September 30, 2025, by and among Iron Horse, DBC and the Company.	8-K	10.1	10/6/25

10.2	Promissory Note, dated as of September 30, 2025, issued to DBC.	8-K	10.2	10/6/25

10.3	Promissory Note, dated as of September 30, 2025, issued to the Sponsor	8-K	10.3	10/6/25

10.4	Amended and Restated Registration Rights Agreement, dated as of September 30, 2025, by and among the Company and certain investors	8-K	10.4	10/6/25

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

10.5	Lock-up Agreement, dated as of September 30, 2025, by and between Iron Horse and Rosy Sea Holdings Limited.	8-K	10.5	10/6/25

10.6	Letter Agreement, dated April 2, 2025, by and between the Sponsor and Zhenjun Jiang	8-K	10.6	10/6/25

10.7	Sponsor Support Agreement, dated March 6, 2025, by and among Iron Horse, Sponsor, Rosy Sea Holdings Limited and Zhong Guo Liang Tou Group Limited	S-4	10.8	5/6/25

10.8	Company Support Agreement, dated February 27, 2025, by and among Iron Horse Acquisitions Corp., Rosy Sea Holdings Limited and Zhong Guo Liang Tou Group Limited	S-4	10.9	5/6/25

10.9	Form of Consulting Agreement.	S-4	10.15	1/28/25

10.10	Form of Indemnification Agreement.	8-K	10.10	10/6/25

10.11	Promissory Note, dated September 29, 2025, issued to Yanjun Jiao by Iron Horse Acquisitions Corp.	8-K	10.11	10/6/25

14.1	Code of Business Ethics and Conduct of CN Healthy Food Tech Group Corp.	8-K	14.1	10/6/25

21.1	Subsidiaries of the Company.	8-K	21.1	10/6/25

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN HEALTHY FOOD TECH GROUP CORP.

March 31, 2026	By:	/s/ Zhenjun Jiang
	Name:	Zhenjun Jiang
	Title:	Chief Executive Officer

Each person whose signature appears below constitutes and appoints each of Zhenjun Jiang and Weihong Zhu, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Zhenjun Jiang	Chairman and Chief Executive Officer
Zhenjun Jiang
Date: March 31, 2026

/s/ Lili Zhang	Director
Lili Zhang
Date: March 31, 2026

/s/ Pan Hu	Director and Chief Operating Officer
Pan Hu
Date: March 31, 2026

/s/ John L. Suprock	Director
John L. Suprock
Date: March 31, 2026

/s/ Lydia Bergamasco	Director
Lydia Bergamasco
Date: March 31, 2026

/s/ Donghai Li	Director
Donghai Li
Date: March 31, 2026

/s/ Jinyu Huang	Director
Jinyu Huang
Date: March 31, 2026

/s/ Weihong Zhu	Chief Financial Officer
Weihong Zhu
Date: March 31, 2026