Form 10-Q
period 2026-03-31
CN Healthy Food Tech Group Corp.
filed 2026-05-13
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-41898

CN Healthy Food Tech Group Corp.

(Exact name of Registrant as specified in its Charter)

Delaware	85-4105289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rooms 1901-1930, T3 Office Building, Hengqin Huafa Commercial City, No.128 Rong’ao Road, Hengqin Guangdong-Macao In-depth Cooperation Zone, Zhuhai City, Guangdong Province, China	519000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+86) 0756-8300080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	UCFI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	UCFIW	The Nasdaq Stock Market LLC

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

As of May 13, 2026, the registrant had 52,234,983 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of CN Healthy Food Tech Group Corp. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Forward-looking statements appear in a number of places in this Quarterly Report including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of the management of the Company as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” and the following:

●	The Company’s ability to meet expectations related to its products, technologies and services and its ability to attract and retain revenue-generating customers and execute on its growth plans;

●	the possibility that the Company is subject to legal sanctions and penalties in the event that the China Securities Regulatory Commission determines that the Company violates the applicable Chinese securities rules and regulations;

●	the outcome of, and any monetary fines or other administrative sanctions imposed in connection with, the Advance Notice of Administrative Penalty issued by the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission on April 24, 2026 to the Company’s PRC subsidiary Heilongjiang Zhongneng Liangke Agricultural Technology Co., Ltd. and to Mr. Zhenjun Jiang, the Company’s Chairman and Chief Executive Officer, in respect of the Company’s overseas listing filing process;

●	the inability to resume trading on the Nasdaq Capital Market since the halt of its trading on October 1, 2025;

●	the continued defaults under the promissory notes issued in connection with the Business Combination and the risk of holders exercising conversion rights;

●	the failure to realize the anticipated benefits of the business combination with Iron Horse Acquisitions Corp. that consummated on September 30, 2025 (the “Business Combination”);

●	the risk of actual or alleged failure to comply with data privacy laws and regulations;

●	the outcome of any legal proceedings that may be instituted against the Company related to the Business Combination;

●	the attraction and retention of qualified directors, officers, employees and key personnel of the Company;

●	the impact from future regulatory, judicial, and legislative changes in the Company’s industry;

●	those factors set forth in documents filed, or to be filed, with the SEC by the Company.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of the Company prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning the matters addressed in this Quarterly Report and attributable to the Company or any person acting on their behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$29,690,865	$33,013,749
Accounts receivable	—	287
Inventories	850,946	956,407
Prepayments and other current assets	815,582	2,921,317
Total Current Assets	31,357,393	36,891,760
Non-Current Assets
Property and equipment, net	4,568,161	4,608,387
Land use right, net	2,629,632	2,625,116
Intangible asset, net	83,000	83,728
Operating lease right-of-use asset	318,319	358,505
Other assets	163,482	161,104
Total Non-Current Assets	7,762,594	7,836,840
TOTAL ASSETS	$39,119,987	$44,728,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$183,288	$69,106
Accrued expenses and other current liabilities	2,786,131	1,891,474
Advances from customers	11,461,841	17,601,292
Income tax payable	768,662	1,339,698
Operating lease obligation, current	241,489	236,169
Notes payable	3,134,500	3,018,500
Notes payable — related parties	454,690	454,690
Total Current Liabilities	19,030,602	24,610,929
Non-Current Liabilities
Operating lease obligation, noncurrent	186,017	243,490
TOTAL LIABILITIES	19,216,619	24,854,419
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 160,000,000 shares authorized; 52,234,983 shares issued and outstanding as of March 31, 2026 and December 31, 2025	5,224	5,224
Additional paid-in capital	6,823,190	6,823,190
Retained earnings	12,099,525	12,408,522
Accumulated other comprehensive income	975,429	637,245
TOTAL STOCKHOLDERS’ EQUITY	19,903,368	19,874,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,119,987	$44,728,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
Revenue, net	$5,828,544	$4,823,448
Cost of revenue	1,463,696	2,466,102
GROSS PROFIT	4,364,848	2,357,346
OPERATING EXPENSES
Selling expenses	529,134	1,108,825
General and administrative expenses	3,066,728	415,840
Research and development costs	38,370	27,483
Total Operating Expenses	3,634,232	1,552,148
OPERATING INCOME	730,616	805,198
OTHER INCOME (EXPENSES)
Interest income	16,564	38,777
Interest expense — default interest on notes payable	206,021	—
Other income	511	54,821
Other expenses	130	1
Total Other Income (Expense), net	(189,076)	93,597
INCOME BEFORE INCOME TAXES	541,540	898,795
Provision for income tax	850,537	125,112
NET INCOME (LOSS)	$(308,997)	$773,683
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	338,184	53,022
COMPREHENSIVE INCOME	$29,187	$826,705
Basic and diluted earnings per share	$(0.0059)	$0.0162
Basic and diluted weighted average number of shares outstanding	52,234,983	47,689,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Total Stockholders’ Equity
Balance — December 31, 2025	52,234,983	$5,224	$6,823,190	$12,408,522	$637,245	$19,874,181
Net income	—	—	—	(308,997)	—	(308,997)
Foreign currency translation adjustment	—	—	—	—	338,184	338,184
Balance — March 31, 2026	52,234,983	$5,224	$6,823,190	$12,099,525	$975,429	$19,903,368

For the Three Months Ended March 31, 2025

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Total Stockholders’ Equity
Balance — December 31, 2024	47,689,349	$4,769	$6,930,538	$3,996,003	$(120,722)	$10,810,588
Net income	—	—	—	773,683	—	773,683
Foreign currency translation adjustment	—	—	—	—	53,022	53,022
Balance — March 31, 2025	47,689,349	$4,769	$6,930,538	$4,769,686	$(67,700)	$11,637,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$(308,997)	$773,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	109,250	50,933
Depreciation of right-of-use assets	45,262	—
Amortization of shares issued for services	2,071,857	—
Amortization of land use right	34,046	32,412
Amortization of intangible asset	2,037	1,028
Changes in operating assets and liabilities:
Accounts receivable	289	847
Inventories	286,346	209,637
Prepayments and other current assets	194,681	(626,598)
Deferred tax assets	(51)	—
Accounts payable	113,654	(10,444)
Accrued expenses and other current liabilities	843,216	(213,865)
Advances from customers	(6,369,184)	828,540
Other payables	(12,005)	(460,800)
Income tax payable	(551,312)	(750,788)
Operating lease liability, current portion	1,828	—
Operating lease liability, non-current portion	(60,780)	—
Net cash provided by (used in) operating activities	(3,599,863)	(165,415)
Cash flows from investing activities:
Purchase of property and equipment	(1,554)	(73,366)
Purchase of intangible asset	(84)	(1,892)
Purchase of other investment	—	—
Net cash used in investing activities	(1,638)	(75,258)
Cash flows from financing activities:
Business Combination Financing	116,000	—
Net cash provided by (used in) financing activities	116,000	—
Effect of exchange rates on cash and cash equivalents	162,617	197,515
Net change in cash and cash equivalents	(3,322,884)	(43,158)
Cash and cash equivalents, beginning of period	33,013,749	41,432,852
Cash and cash equivalents, end of period	$29,690,865	$41,389,694
Supplemental Cash Flow Information:
Cash paid for income taxes	$1,139,325	$867,974
Cash paid for interest	$—	$—

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

Basis of Presentation and Principles of Consolidation

On September 30, 2025 (the “Closing Date”), Iron Horse Acquisitions Corp. (“Iron Horse”) consummated the merger transactions contemplated by the business combination agreement (as amended, the “BCA”) with Grain Science Technology Innovative Bio (BVI) Co., Ltd, a company incorporated and existing under the laws of the British Virgin Islands (“Legacy CFI”), and Rosy Sea Holdings Limited, a company incorporated and existing under the laws of the British Virgin Islands (“Rosy Sea” or the “Seller”) and the owner of 100% of the issued and outstanding capital stock of Legacy CFI (the “Business Combination”).

On the Closing Date, and in connection with the closing of the Business Combination, Iron Horse changed its name to CN Healthy Food Tech Group Corp. and the Company’s common stock began trading on the Nasdaq stock market under the ticker symbol UCFI. Legacy CFI was deemed the accounting acquirer to the Business Combination, and accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy CFI’s issuing stock for the net assets of Iron Horse, accompanied by a recapitalization. The net assets of Iron Horse were stated at historical cost, with no goodwill or other intangible assets recorded.

While Iron Horse was the legal acquirer in the Business Combination, because Legacy CFI was deemed the accounting acquirer, the historical financial statements of Legacy CFI became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the consolidated financial statements included in this Quarterly Report reflect (i) the historical operating results of Legacy CFI prior to the Business Combination; (ii) the combined results of Iron Horse and Legacy CFI following the closing of the Business Combination; (iii) the assets and liabilities of Legacy CFI at their historical cost; and (iv) the Company’s equity structure for all periods presented.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

The accompanying unaudited condensed consolidated financial statements include the accounts of CN Healthy and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Note 2 – Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, other than the addition of the policy on default interest accrual on notes payable described below. Significant accounting policies of importance to the reader are summarized below; refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for the full discussion of significant accounting policies.

Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, management evaluates at each reporting period whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on the Company’s evaluation as of March 31, 2026, considering its cash and cash equivalent position of $29,690,865, continuing profitable operations of its PRC subsidiaries, and management’s plans with respect to the matters described in Notes 6, 7 and 11, management has concluded that substantial doubt about the Company’s ability to continue as a going concern does not exist.

Management has considered the following conditions and events as of March 31, 2026: (i) the Nasdaq trading halt that has been in effect since October 1, 2025, a period of approximately seven months as of the filing date of this Quarterly Report, with no clear recovery date; (ii) three outstanding promissory notes in default of their payment obligations with aggregate outstanding principal of approximately $3,473,190 (see Notes 6 and 7); and (iii) the China Securities Regulatory Commission (“CSRC”) Advance Notice of Administrative Penalty dated April 24, 2026 (see Notes 11 and 14). After consideration of these matters, management notes that the Company maintains cash and cash equivalents of approximately $29.7 million as of March 31, 2026, which management considers sufficient to fund operations and satisfy known obligations for at least the next twelve months. Management is currently engaged in negotiations with each of the holders of the defaulted promissory notes to extend the respective maturity dates rather than effect immediate cash repayment, and is responding to the CSRC matters in coordination with legal counsel. The Company’s PRC operating subsidiaries continued to generate growth in revenue during the three months ended March 31, 2026, and management considers ongoing operations to be stable. Based on the foregoing, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern within one year from the date these condensed consolidated financial statements are issued.

Emerging Growth Company

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). The Company has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates relate to the carrying value of accounts receivable, the net realizable value of inventories, the valuation of nonmonetary transactions, the useful life and recoverability of long-lived assets, the determination of reserves for customer refunds, classification of warrants, accrual of default interest on notes payable, income tax provision, determination of uncertain tax positions, and determination of deferred tax valuation allowances.

Segment Information

The Company determined there are two operating and reportable segments: wholesale distribution and live-stream sales. The wholesale distribution segment focuses on product sales made through the Company’s extensive distributor network. The live-stream sales segment focuses on digital coupon sales for healthcare products and services on behalf of third-party merchants made through online platforms, primarily live-streaming platforms such as Douyin, Meituan and Kuaishou.

Cash and Cash Equivalents

The Company maintains cash and cash equivalents at financial institutions in the People’s Republic of China (“PRC”), where deposits are insured up to RMB 500,000 (approximately $72,519 at March 31, 2026) per institution, and at financial institutions in the United States, where deposits are insured up to $250,000 per institution. Substantially all of the Company’s cash and cash equivalents balance of $29,690,865 at March 31, 2026 was held at PRC financial institutions ($29,690,682) with the remainder ($183) held at U.S. financial institutions, and the substantial majority of these balances exceeded the applicable insurance limits. The Company has not experienced any losses on its cash deposits and believes the risk of loss is mitigated by the financial standing of the institutions in which the funds are held.

Customer and Supplier Concentration

The Company controls credit risk through credit approvals, requirement for customer advances, credit limits, and monitoring procedures. The Company maintains a low concentration risk, with no single customer contributing more than 10% of total revenue for the three months ended March 31, 2026 or 10% of accounts receivable as of March 31, 2026.

The Company currently obtains inventory from approximately nineteen suppliers. The Company sources each of its products from two to three different suppliers to minimize disruption to its supply chain if one supplier were to encounter production issues. Three suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 11.7%, 11.7%, and 10.4% for the three months ended March 31, 2026. Five suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 30.4%, 20.3%, 18.5%, 11.4%, and 11.0% for the three months ended March 31, 2025.

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. As of March 31, 2026 and December 31, 2025, an allowance for obsolete or slow-moving inventory was not required, and there was no provision for inventory shrinkage for the three months ended March 31, 2026 and 2025.

Investment in Equity Securities

Investments in equity securities without readily determinable fair values are accounted for under either the measurement alternative method or the equity method, in accordance with ASC 321, Investments — Equity Securities. During April 2025, the Company acquired a 5.0% equity interest in a privately held household appliance enterprise in exchange for RMB 1,000,000 ($145,588 at the date of acquisition and $145,039 at March 31, 2026) and recorded it within other assets on the accompanying condensed consolidated balance sheets at cost under the measurement alternative method, as the investment does not provide the Company with control or significant influence and does not have risk and reward characteristics substantially similar to an investment in the investee’s common stock.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expenses, included within selling expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss), were $19,982 and $159,778 for the three months ended March 31, 2026 and 2025, respectively.

Notes Payable — Default Interest

Beginning in the first quarter of 2026, the Company commenced accruing default interest on its three defaulted promissory notes at the contractual default rate of 15.0% per annum. As of December 31, 2025, the expected default interest on the three defaulted promissory notes totaled approximately $77,560, which was determined to be de minimis and was not accrued as of that date. Such amount, together with additional default interest accrued during the three months ended March 31, 2026, has been recorded as interest expense during the current quarter. The Company evaluated the embedded conversion features of its outstanding promissory notes under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that no bifurcation from the host debt instrument was required. The Company accounts for any subsequent amendments, settlements or restructurings of these instruments under ASC 470-50, Debt — Modifications and Extinguishments. See Notes 6 and 7.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similarly except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued and the inclusion was not anti-dilutive. For the three months ended March 31, 2026, the Company reported a net loss; accordingly, all potentially dilutive securities have been excluded from the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares issuable upon conversion of the September 2025 Note Payable and the Sponsor Note Payable are excluded from the table below because the conversion formulas are not defined in the respective agreements and the number of shares issuable is indeterminable.

The following potentially dilutive securities were outstanding as of the dates indicated:

	March 31, 2026	December 31, 2025
Public Warrants	6,900,000	6,900,000
Private Warrants	2,457,000	2,457,000
Convertible Promissory Note (Assumed Note)	650,000	650,000
Total	10,007,000	10,007,000

All warrants are equity-classified at March 31, 2026 (see Note 8). The 650,000 shares represent the fixed conversion right embedded in the Assumed Note Payable (see Note 6).

Recent Accounting Pronouncements, adopted during the three months ended March 31, 2026

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for public business entities when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions within the scope of Topic 606. Under the practical expedient, an entity may assume that current economic conditions as of the balance sheet date will persist through the remaining life of such receivables. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material effect on the Company’s condensed consolidated financial statements, as the Company’s current trade receivables are not material and historically have not experienced credit losses.

In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion under ASC 470-20. The Company adopted ASU 2024-04 effective January 1, 2026 on a prospective basis. The adoption did not have a material effect on the Company’s condensed consolidated financial statements. The Company will apply the guidance in ASU 2024-04 in the event any amendment, settlement or conversion of its outstanding convertible promissory notes (see Notes 6 and 7) is determined to be an induced conversion.

Recent Accounting Pronouncements, previously adopted

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company adopted the following pronouncements during the year ended December 31, 2025, none of which had a material effect on its consolidated financial statements: ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures; ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures; and ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements.

Recent Accounting Pronouncements, not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently clarified by ASU 2025-01. ASU 2024-03 requires public business entities to disclose, in tabular format within the notes to the financial statements, disaggregated information about specific categories of expenses (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) included in each relevant expense caption presented on the face of the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption will have on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies certain form-and-content requirements for condensed interim financial statements and the applicability of specified interim disclosure requirements. The Company is currently evaluating the impact that adoption of ASU 2025-11 will have on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes 33 narrow-scope clarifications and corrections to various Topics in the Accounting Standards Codification. The Company is currently evaluating the impact, if any, that adoption of ASU 2025-12 will have on its condensed consolidated financial statements and related disclosures.

The Company has evaluated other recently issued but not yet effective accounting standards and does not expect the adoption of any such standards to have a material effect on its condensed consolidated financial statements.

Note 3 – Reverse Recapitalization

On September 30, 2025, Legacy CFI and Iron Horse consummated the merger contemplated by the BCA, with Legacy CFI surviving the merger as a wholly owned subsidiary of Iron Horse. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy CFI’s issuing stock for the net assets of Iron Horse, accompanied by a recapitalization. The net assets of Iron Horse were stated at historical cost, with no goodwill or intangible assets recorded. See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Common stock outstanding prior to Business Combination	8,867,000
Less: redemption of Iron Horse shares of common stock	(6,701,349)
Iron Horse shares of common stock	2,165,651
Shares issued to holders of Iron Horse rights	1,379,983
Legacy CFI shares	47,689,349
Shares issued in connection with consulting agreements (see Note 8)	1,000,000
Total shares of common stock after Business Combination	52,234,983

Lock-Up Arrangements

Certain former stockholders of Legacy CFI and Iron Horse agreed to lock-up restrictions regarding the future transfer of shares of common stock for a period of six months through March 2026, subject to certain exceptions. The lock-up period expired during the first quarter of 2026.

Note 4 – Prepayments and Other Current Assets

	March 31, 2026	December 31, 2025
Advisory services through share issuance	$—	$2,045,000
Prepayments to suppliers and vendors	432,389	455,743
Prepaid insurance	296,986	323,010
Other current assets	86,207	96,564
Total prepayments and other current assets	$815,582	$2,921,317

Note 5 – Accrued Expenses and Other Current Liabilities

	March 31, 2026	December 31, 2025
Accrued transaction costs due to Sponsor	$1,000,000	$1,000,000
Accrued default interest on notes payable	206,021	—
Accrued vendor and supplier invoices	840,629	548,945
Other taxes payable	722,118	330,945
Other	17,363	11,584
Total accrued expenses and other current liabilities	$2,786,131	$1,891,474

Accrued default interest on notes payable as of March 31, 2026 was comprised of $111,156 on the September 2025 Note Payable, $69,452 on the Assumed Note Payable, and $25,413 on the Sponsor Note Payable and the Assumed Sponsor Note Payable combined (see Notes 6 and 7). No default interest was accrued as of December 31, 2025; the Company concluded that the amount that would have been accrued at year-end was de minimis under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99 (“SAB 99”) guidance and was not recorded.

Note 6 – Notes Payable

September 2025 Note Payable

In connection with the Business Combination, the Company modified the payment terms of the deferred underwriting commission stated in the underwriting agreement entered into between Iron Horse and D. Boral Capital LLC, the underwriter, on December 27, 2023 to replace a cash payment of $2,518,500 on the Closing Date with (i) a cash payment of $500,000 on the Closing Date and (ii) a non-interest bearing promissory note for a principal sum of $2,018,500 that matured on November 17, 2025 (the “September 2025 Note Payable”). Upon the occurrence of an event of default (as defined in the agreement), the September 2025 Note Payable accrues interest at a rate of 15.0% per annum until such time as the event of default is cured.

If the Company fails to repay the September 2025 Note Payable by the maturity date, the note holder has the right to convert the unpaid principal into shares of the Company’s common stock, provided that in no case can the lender’s beneficial ownership of the Company’s outstanding shares exceed 4.99%. The conversion formula was not defined in the agreement; however, the Company is required to reserve 5,000,000 shares of its common stock to satisfy the unpaid balance.

As of March 31, 2026, $2,018,500 of principal remained outstanding on the September 2025 Note Payable and accrued default interest of approximately $111,156 was included in accrued expenses and other current liabilities. The Company is in default of its payment obligations and continues to be in discussions with the underwriter to extend the maturity date.

Assumed Note Payable

In connection with the Business Combination, the Company assumed a non-interest bearing promissory note entered into by Iron Horse on September 29, 2025 with Yanjun Jiao for the principal sum of $1,000,000 that matured on October 13, 2025 (the “Assumed Note Payable”). Upon the occurrence of an event of default, the Assumed Note Payable accrues interest at a rate of 15.0% per annum. Upon default, the lender may elect to convert the unpaid principal into 650,000 shares of the Company’s common stock.

As of March 31, 2026, $1,000,000 of principal remained outstanding on the Assumed Note Payable and accrued default interest of approximately $69,452 was included in accrued expenses and other current liabilities. The Company is in default of its payment obligations and continues to be in discussions with the lender to extend the maturity date.

Note 7 – Notes Payable, Related Party

In connection with the Business Combination, the Company aggregated the outstanding principal balances of various loans with its Sponsor, Bengochea SPAC Sponsors I LLC, and the deferred portion of the business combination consideration payment of $900,000 into a single promissory note with the Sponsor with a principal sum of $1,421,343 that matured on November 15, 2025 (the “Sponsor Note Payable”). Upon the occurrence of an event of default, the Sponsor Note Payable accrues interest at a rate of 15.0% per annum. Upon default, the Sponsor has the right to convert the unpaid principal into shares of the Company’s common stock, subject to a 4.99% beneficial ownership limitation; the conversion formula is not defined in the agreement, and the Company is required to reserve an unlimited number of shares to satisfy the unpaid balance. The Company also assumed a non-interest bearing promissory note with the Sponsor totaling $47,347, due on demand (the “Assumed Sponsor Note Payable”).

As of March 31, 2026, $454,690 of principal remained outstanding on the Sponsor Note Payable and the Assumed Sponsor Note Payable combined, and accrued default interest of approximately $25,413 was included in accrued expenses and other current liabilities. The Company is in default of its payment obligations under the Sponsor Note Payable and continues to be in discussions with the Sponsor to extend the maturity date.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 40,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 160,000,000 shares of common stock with a par value of $0.0001 per share, of which 52,234,983 shares were issued and outstanding as of March 31, 2026 and December 31, 2025. Each common stockholder is entitled to one vote for each share held.

Shares Issued for Services

On September 30, 2025, the Company issued 1,000,000 shares of restricted common stock to officers of Iron Horse for management advisory services to be rendered over a six-month term, with a fair value of $4,090,000. The fair value is being amortized over the service period ending March 30, 2026. During the three months ended March 31, 2026, the Company amortized $2,045,000 (December 31, 2025: $2,045,000). As of March 31, 2026, the unamortized balance was $nil (December 31, 2025: $2,045,000).

Note 9 – Warrants

As of March 31, 2026, the Company had 6,900,000 Public Warrants and 2,457,000 Private Warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share. All warrants were determined to have equity classification at issuance and remained classified as equity as of March 31, 2026. In no event will the Company be required to net cash settle any warrant. During the three months ended March 31, 2026, no warrants were exercised, redeemed, or modified. See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Warrants Outstanding at March 31, 2026	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public Warrants	$11.50	6,900,000	5.0	$11.50
Private Warrants	11.50	2,457,000	5.0	11.50
Total	$11.50	9,357,000	5.0	$11.50

Note 10 – Related Party Transactions

See Note 7 regarding the Sponsor Note Payable and the Assumed Sponsor Note Payable.

There were no other material related party transactions during the three months ended March 31, 2026.

Note 11 – Commitments and Contingencies

Indemnification Agreements

The Company enters into contractual relationships that contain indemnification provisions in its normal course of business. Historically, there have been no such indemnification claims, and management believes any liability arising from these agreements will not be material to the Company’s condensed consolidated financial statements.

Legal Matters

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes the outcome of such matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Nasdaq Trading Halt

Following its listing on Nasdaq on October 1, 2025, the Company was notified by Nasdaq that the China Securities Regulatory Commission (the “CSRC”) had not yet completed its process of review of the Company’s U.S. listing. As a result, Nasdaq halted trading of the Company’s common stock and warrants while it seeks clarification. The trading halt remained in effect as of March 31, 2026. The Company has provided Nasdaq with additional documentation and is awaiting further information.

CSRC Administrative Penalty Notice

On April 24, 2026, Heilongjiang Zhongneng Liangke Agricultural Technology Co., Ltd. (“Zhongneng Liangke”), a wholly-owned PRC operating subsidiary of the Company, received an Advance Notice of Administrative Penalty (the “Notice”) from the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission (the “CSRC”) in connection with the Company’s overseas listing filing process. The Notice proposes administrative fines of RMB 3,000,000 on Zhongneng Liangke and RMB 1,500,000 on Mr. Zhenjun Jiang, the Company’s Chairman and Chief Executive Officer, in his capacity as the directly responsible executive. On May 7, 2026, Zhongneng Liangke received the final Administrative Penalty Decision (the “Decision”) from the CSRC whereby the CSRC affirmed and formally imposed the fines proposed in the Notice. As of the date of issuance of these condensed consolidated financial statements, no final penalty has been paid and the Company has not recorded any accrual for this matter as the proposed penalties were assessed by the CSRC to be reasonably possible but not probable under ASC 450-20 and the amount of any final loss, if any, is not yet estimable.

Geographical Data

Substantially all of the Company’s revenue is generated in the PRC, and substantially all of the Company’s long-lived assets are located in the PRC.

Operating Leases

The Company’s primary long-term operating lease is for office space of approximately 2,247.34 square meters in Zhuhai, China, with monthly payments of RMB 144,325 and a term expiring December 31, 2027. The lease was initially entered into in January 2025 with a payment commencement date of August 1, 2025, but was subsequently modified during September 2025 to defer the payment commencement date to November 1, 2025, resulting in a $59,162 derecognition from the right-of-use asset and operating lease obligation. For the three months ended March 31, 2026, operating lease expense of $45,262 was included as a component of general and administrative expenses (March 31, 2025: $5,897, related to a short-term lease at the Company’s prior premises). The weighted-average discount rate used in the lease measurement was 3.1% at inception, and the remaining lease term as of March 31, 2026 was approximately 1.75 years.

Year ending December 31,

Amount
2026 (remaining nine months)	$188,395
2027	251,193
Total undiscounted payments	439,588
Less: Imputed interest	(12,082)
Total operating lease liability	427,506
Less: Operating lease liability, current portion	(241,489)
Operating lease liability, non-current portion	$186,017

Note 12 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate, calculated separately from the effect of significant, infrequent or unusual items. The Company’s effective tax rate was 157.1% for the three months ended March 31, 2026, compared to 13.9% for the three months ended March 31, 2025. The primary difference from the PRC statutory rate of 25% is attributable to (i) income tax being calculated on an individual entity basis (with losses in certain subsidiaries not reducing tax expense at profitable entities); (ii) differences between U.S. federal and PRC rates; and (iii) valuation allowance adjustments at the U.S. parent level.

As of March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. The Company’s tax returns remain open, subject to examination by the relevant tax authorities in the United States, British Virgin Islands, Hong Kong, and the PRC.

Note 13 – Segment Information

The Company’s chief operating decision maker (“CODM”) is the Company’s Chairman and Chief Executive Officer. The Company has determined that it has two operating and reportable segments: wholesale distribution and live-stream sales. The wholesale distribution segment focuses on product sales made through the Company’s extensive distributor network, primarily to dealers and offline customers in the PRC. The live-stream sales segment focuses on digital coupon sales for healthcare products and services on behalf of third-party merchants made through online platforms, primarily live-streaming platforms such as Douyin (TikTok), Meituan and Kuaishou. The CODM regularly reviews segment revenues, operating expenses, operating income (loss), and net income (loss) by segment, together with corporate-level items that are not allocated to a reportable segment, to make resource allocation decisions and assess segment performance. All of the Company’s operations are conducted in the PRC.

	For the Three Months Ended March 31, 2026
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	5,746,806	—	—	5,746,806
Sale of digital coupons to customers	—	81,738	—	81,738
Total revenue, net	5,746,806	81,738	—	5,828,544
Costs of revenues	1,463,115	581	—	1,463,696
Gross profit	4,283,691	81,157	—	4,364,848
Operating expenses:
Sales staff costs	37,540	183,450	16,226	237,216
Administrative staff costs	10,497	176,895	—	187,392
Outbound transportation expenses	62,082	1,172	—	63,254
Advertising	19,982	—	—	19,982
Depreciation and amortization	7,669	91,496	72,045	171,211
Consulting	45,651	6,794	2,248,139	2,300,585
Rental	—	—	—	—
Research and development costs	38,370	—	—	38,370
Marketing expense	71,836	65,890	—	137,725
Sales tax and surcharges	48,631	346	8,763	57,740
Audit fees	—	—	352,897	352,897
Commission for E-commerce platform	—	14,894	—	14,894
Other expenses	12,808	40,571	(412)	52,967
Total operating expenses	355,066	581,509	2,697,658	3,634,232
Operating income (loss)	3,928,626	(500,352)	(2,697,658)	730,616
Total other income (expense), net	10,561	325	(199,962)	(189,076)
Provision for income tax	(732,696)	—	(117,841)	(850,537)
Net income (loss)	3,206,491	(500,027)	(3,015,461)	(308,997)

	For the Three Months Ended March 31, 2025
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	1,490,144	—	—	1,490,144
Sale of digital coupons to customers	—	3,333,304	—	3,333,304
Total revenue, net	1,490,144	3,333,304	—	4,823,448
Costs of revenues	546,230	1,919,872	—	2,466,102
Gross profit	943,914	1,413,432	—	2,357,346
Operating expenses:
Sales staff costs	82,989	171,056	—	254,045
Administrative staff costs	25,217	109,541	107,024	241,782
Outbound transportation expenses	26,161	110,100	36	136,297
Advertising	52	—	—	52
Depreciation and amortization	774	1,479	82,120	84,373
Consulting	16,523	4,001	117	20,641
Rental	—	29,405	—	29,405
Research and development costs	27,483	—	—	27,483
Marketing expense	283,873	8,597	—	292,470
Sales tax and surcharges	19,735	1,949	—	21,684
Audit fee	—	—	—	—
Commission for E-commerce platform	—	304,862	—	304,862
Other expenses	7,962	121,350	9,742	139,053
Total operating expenses	490,769	862,340	199,039	1,552,148
Operating income (loss)	453,145	551,092	(199,039)	805,198
Total other income (expense), net	38,370	55,010	217	93,597
Provision for income tax	(131,885)	6,773	—	(125,112)
Net income (loss)	359,630	612,875	(198,822)	773,683

Note 14 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below or within these condensed consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 24, 2026, Zhongneng Liangke received the Notice from the CSRC proposing administrative fines of RMB 3,000,000 on Zhongneng Liangke and RMB 1,500,000 on Mr. Zhenjun Jiang, the Company’s Chairman and Chief Executive Officer. On May 7, 2026, Zhongneng Liangke received the Decision from the CSRC, affirming and formally imposing the fines proposed in the Notice. See Note 11 — Commitments and Contingencies, CSRC Administrative Penalty Notice. As of the date these condensed consolidated financial statements were issued, the Nasdaq trading halt remained in effect and the September 2025 Note Payable, the Assumed Note Payable, and the Sponsor Note Payable each remained outstanding and in default. See Notes 6 and 7. No further amendments, settlements, conversions, or lender enforcement actions have occurred with respect to these notes between April 1, 2026 and the date of issuance of these condensed consolidated financial statements. The Company did not identify any other material subsequent events requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “we”, “us”, “our”, “CN Healthy” or the “Company” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to CN Healthy Food Tech Group Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I. Item 1. of this Quarterly Report, the risk factors included in Part II. Item 1A. of this Quarterly Report, and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.

Overview

We operate within the health and wellness food industry, focusing on the research and development, production, and sale of natural, grain-based health foods that support preventative health and wellness. We manage our business in two operating segments: wholesale distribution and live-stream sales.

Recent Developments

The Nasdaq trading halt imposed on October 1, 2025 in connection with the CSRC’s review of our U.S. listing remained in effect as of the filing date of this Quarterly Report. As disclosed in our current report on Form 8-K filed with the SEC on April 29, 2026, on April 24, 2026, Heilongjiang Zhongneng Liangke Agricultural Technology Co., Ltd. (“Zhongneng Liangke”), a wholly-owned PRC operating subsidiary of the Company, received an Advance Notice of Administrative Penalty (the “Notice”) from the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission (the “CSRC”) in connection with the Company’s overseas listing filing process. The Notice proposes administrative fines of RMB 3,000,000 on Zhongneng Liangke and RMB 1,500,000 on Mr. Zhenjun Jiang, the Company’s Chairman and Chief Executive Officer, in his capacity as the directly responsible executive. On May 7, 2026, Zhongneng Liangke received the final Administrative Penalty Decision (the “Decision”) from the CSRC whereby the CSRC affirmed and formally imposed the fines proposed in the Notice. As of the date of this Quarterly Report, neither the Company nor Mr. Jiang has paid any fines. See Note 11 to the condensed consolidated financial statements.

As of the filing date of this Quarterly Report, the September 2025 Note Payable, the Assumed Note Payable, and the Sponsor Note Payable each remained in default of their payment obligations, and we continue to be in discussions with the respective note holders to extend their respective maturity dates. No amendments, repayments, conversions, or lender enforcement actions occurred with respect to these notes during the three months ended March 31, 2026 or subsequent to March 31, 2026 through the filing date of this Quarterly Report.

Comparability of Financial Information

Our historical results of operations for the three months ended March 31, 2025 reflect the operations of Legacy CFI, the accounting acquirer in the Business Combination, prior to the consummation of the Business Combination on September 30, 2025, and accordingly do not include the costs of operating as a U.S. public company or the effects of the Business Combination, including the amortization of shares issued for management advisory services described in Note 8 to the condensed consolidated financial statements. Our results of operations for periods following the Business Combination may not be directly comparable to our historical results of operations for periods preceding the Business Combination.

Results of Operations — Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

	2026	2025	% Change
Revenues, net	$5,828,544	$4,823,448	20.8%
Cost of revenue	1,463,696	2,466,102	(40.6)%
Gross profit	4,364,848	2,357,346	85.2%
Total operating expenses	3,634,232	1,552,148	134.1%
Operating income	730,616	805,198	(9.3)%
Total other income (expense), net	(189,076)	93,597	(302.0)%
Income before income taxes	541,540	898,795	(39.7)%
Provision for income tax	850,537	125,112	579.8%
Net income (loss)	$(308,997)	$773,683	(139.9)%
Other comprehensive income	338,184	53,022	537.8%
Comprehensive income	$29,187	$826,705	(96.5)%

Revenue

Revenue, net for the three months ended March 31, 2026 was $5,828,544, an increase of $1,005,096, or 20.8%, compared to $4,823,448 for the three months ended March 31, 2025. The increase was driven by continued expansion of our wholesale distribution network and growing contribution from our live-stream sales segment. As described in Note 1 to the condensed consolidated financial statements, the comparative period reflects the historical operating results of Legacy CFI as the accounting acquirer in the September 30, 2025 reverse recapitalization.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2026 was $1,463,696, a decrease of $1,002,406, or 40.6%, compared to $2,466,102 for the three months ended March 31, 2025. Gross profit accordingly increased $2,007,502, or 85.2%, to $4,364,848 from $2,357,346 in the prior period, and gross profit margin expanded to 74.9% from 48.9%. The improvement in gross profit margin reflects a combination of factors, the principal drivers of which include: (i) the commencement of operations of our own production base in Taikang Industrial Park, Heilongjiang Province in October 2025, with the three months ended March 31, 2026 being the first full quarter during which the Company’s core products were predominantly self-produced rather than sourced from third-party OEM partners, materially lowering per-unit production cost; (ii) a shift in revenue mix toward higher-margin live-stream platform sales of digital coupons (which carry materially lower cost of revenue than physical product sales through the wholesale distribution network); and (iii) operating leverage on relatively fixed production-related costs as the wholesale distribution network expanded.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026 were $3,634,232, an increase of $2,082,084, or 134.1%, compared to $1,552,148 for the three months ended March 31, 2025. The increase was primarily attributable to $2,071,857 of amortization expense associated with 1,000,000 restricted common shares issued to officers of Iron Horse in September 2025 for management advisory services to be rendered over a six-month period ending March 30, 2026 (see Note 8 to the condensed consolidated financial statements). This amortization is recorded within general and administrative expenses and was not present in the comparative period. The six-month service period concluded on March 30, 2026 and no further amortization of these shares-issued-for-services will be recorded in subsequent periods. Excluding this non-recurring item, total operating expenses for the three months ended March 31, 2026 would have been $1,562,375, broadly consistent with the comparative period. Selling expenses decreased $579,691, or 52.3%, primarily reflecting a shift in the mix of selling and distribution activity, while research and development expenses remained relatively stable at $38,370 (March 31, 2025: $27,483).

Other Income (Expense), net

Total other income (expense), net for the three months ended March 31, 2026 was an expense of $189,076, compared to income of $93,597 for the three months ended March 31, 2025, a decrease of $282,673. The principal driver of this swing was the recognition of $206,021 of default interest expense on three promissory notes that have been in default since the fourth quarter of 2025 (see Note 6 and Note 7 to the condensed consolidated financial statements). The default interest accrues at the contractual rate of 15.0% per annum, and no portion was paid in cash during the three months ended March 31, 2026. Interest income for the three months ended March 31, 2026 was $16,564, compared to $38,777 for the comparative period, reflecting the prevailing interest rate environment on cash holdings, the substantial majority of which are held in PRC bank accounts.

Provision for Income Tax

Provision for income tax for the three months ended March 31, 2026 was $850,537, compared to $125,112 for the three months ended March 31, 2025. The Company’s effective tax rate was 157.1% for the three months ended March 31, 2026, compared to 13.9% for the three months ended March 31, 2025. The effective tax rate for the current quarter differs significantly from both the comparative period and the PRC statutory rate of 25.0% principally because (i) the $2,071,857 of amortization of shares-issued-for-services described above is a non-deductible permanent difference recorded at the U.S. parent level, (ii) default interest of $206,021 on the three U.S.-side promissory notes is also recorded at the U.S. parent level and is non-deductible, and (iii) the Company maintains a full valuation allowance against its U.S. deferred tax assets, with the result that the loss-making U.S. parent generates no offsetting tax benefit. Together, these items compressed consolidated pre-tax income to $541,540 while the underlying PRC operating entities continued to generate taxable income subject to PRC income tax. The Company expects its effective tax rate to normalize toward the PRC statutory rate in subsequent periods following the conclusion of the shares-issued-for-services amortization on March 30, 2026.

Liquidity and Capital Resources

As of March 31, 2026, our cash and cash equivalents totaled $29,690,865 and a net working capital surplus of $11,045,507. As of March 31, 2026, approximately $29,690,682 and $183 of our cash and cash equivalents were held in the PRC and United States, respectively.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for our PRC operating subsidiaries over at least the next twelve months. However, three promissory notes issued in connection with the September 30, 2025 Business Combination — the September 2025 Note Payable, the Assumed Note Payable, and the Sponsor Note Payable (which together had aggregate outstanding principal of $3,473,190 as of March 31, 2026) — are obligations of CN Healthy Food Tech Group Corp., the U.S. holding company, rather than of our PRC operating subsidiaries, and each of these notes was in default of its payment obligations as of March 31, 2026. As discussed below, the substantial majority of our cash and cash equivalents is held by our PRC operating subsidiaries and is not readily available to satisfy obligations of the U.S. holding company without first being repatriated to the United States. We are currently in discussions with each of the note holders to extend the respective maturity dates and to address the defaults rather than to make immediate cash repayment, but there can be no assurance that these discussions will result in favorable terms or any agreement at all. If conversions of any of these notes were to be effected pursuant to their respective terms, such conversions could result in dilution to our existing stockholders. We may require additional capital resources in the future, the availability of which on acceptable terms cannot be assured.

Cash Flows Summary

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(3,599,863)	$(165,415)
Net cash used in investing activities	$(1,638)	$(75,258)
Net cash provided by (used in) financing activities	$116,000	$—

Net cash used in operating activities for the three months ended March 31, 2026 was $3,599,863, compared to net cash used of $165,415 for the three months ended March 31, 2025. The increase in operating cash outflow was driven principally by a $6,369,184 decrease in advances from customers during the current quarter, which represents the fulfillment and recognition as revenue of customer prepayments received in prior periods, partially offset by non-cash add-backs of $2,071,857 for amortization of shares-issued-for-services and $206,021 for accrued default interest. Net cash used in investing activities for the three months ended March 31, 2026 was $1,638, reflecting minimal capital expenditure during the quarter, compared to net cash used of $75,258 in the comparative period. Net cash provided by financing activities for the three months ended March 31, 2026 was $116,000, reflecting Business Combination-related financing receipts (March 31, 2025: $nil). The effect of foreign currency exchange rate changes on cash and cash equivalents was a positive $162,617 for the current quarter (March 31, 2025: $197,515). After consideration of all activities, cash and cash equivalents decreased by $3,322,884 during the three months ended March 31, 2026, ending at $29,690,865.

Holding Company Structure

We are a Delaware holding company that conducts substantially all of our business operations through our PRC operating subsidiaries. Substantially all of our cash and cash equivalents are held in PRC bank accounts by these subsidiaries. Because substantially all of our cash and operations are held through our PRC subsidiaries, our ability to use such cash to satisfy obligations of CN Healthy Food Tech Group Corp., the U.S. holding company — including the defaulted promissory notes described above — may be subject to PRC foreign exchange controls administered by the State Administration of Foreign Exchange (“SAFE”), dividend distribution requirements, withholding tax on dividends, statutory reserve requirements, and other regulatory procedures and restrictions, all of which can affect both the timing and amount of cash that can be made available to the U.S. holding company.

As of March 31, 2026, no capital contributions have been made to our PRC subsidiaries from our intermediate holding companies, and no dividends or other distributions have been paid from our PRC subsidiaries to our intermediate holding companies located outside of mainland China. The cross-border transfer of funds from CFI HK to its PRC subsidiaries is permitted in the form of shareholder loans or capital contributions, subject to applicable PRC government registration, approval, and filing requirements. We currently do not have formal cash management policies governing the transfer of funds between our holding company and our subsidiaries.

Our PRC operating subsidiaries’ ability to distribute dividends is based upon their distributable earnings, as determined in accordance with PRC accounting standards and regulations. Under PRC law, our PRC subsidiaries are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve fund until such reserve fund reaches 50% of their respective registered capital. Distributions of dividends from our PRC subsidiaries to non-PRC enterprises are subject to a 10% withholding tax under the PRC Enterprise Income Tax Law, which may be reduced to 5% under the tax treaty between mainland China and the Hong Kong Special Administrative Region, subject to qualification and applicable approvals. To address persistent capital outflow concerns, the People’s Bank of China and SAFE have implemented capital control measures over the past several years, including stricter vetting procedures for PRC-based companies remitting foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. There is no assurance that the PRC government will not further intervene or impose additional restrictions on the ability of our PRC subsidiaries to transfer cash out of the PRC.

Off-Balance Sheet Financing Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, other than the commencement of default interest accrual on our defaulted promissory notes beginning in the first quarter of 2026 (see Note 2).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to insufficient in-house U.S. GAAP/SEC reporting expertise, segregation of duties, lack of supervision and review, and limited documentation around controls. No specific remediation actions addressing the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2025 were taken during the three months ended March 31, 2026. Management continues to evaluate remediation alternatives.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have a limited operating history. Currently, other than as described in Note 11 to the condensed consolidated financial statements and the Nasdaq trading halt described in Part I of this Quarterly Report, we are not involved in, nor are we aware of any threats of, material legal or administrative proceedings.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the Continued Nasdaq Trading Halt

Following our listing on the Nasdaq Capital Market on October 1, 2025, Nasdaq notified us that the China Securities Regulatory Commission (the “CSRC”) had not yet completed its process of review of our U.S. listing, and Nasdaq halted trading of our common stock and warrants pending receipt of additional clarification. The trading halt remained in effect as of the filing date of this Quarterly Report. We have provided Nasdaq with additional documentation and continue to await further information. We cannot predict when, or whether, Nasdaq will lift the trading halt. Continued suspension of trading materially impairs the ability of our stockholders to buy or sell our common stock and warrants in the public market, may adversely affect our ability to access the capital markets to raise additional financing if needed, may affect our ability to retain employees compensated in part with equity awards, and could result in our common stock being delisted from Nasdaq. Any delisting could in turn cause a default or acceleration of obligations under our outstanding promissory notes and other contractual arrangements. The continued trading halt, combined with the matters described in the immediately following risk factor relating to the CSRC Administrative Penalty Notice, may also adversely affect our reputation, our relationships with customers, suppliers, and lenders, and our overall business prospects.

Risks Related to the CSRC Administrative Penalty Decision

As disclosed in our current report on Form 8-K filed with the SEC on April 29, 2026, on April 24, 2026, Zhongneng Liangke received the Notice from the CSRC in connection with the Company’s overseas listing filing process. The Notice proposes administrative fines of RMB 3,000,000 on Zhongneng Liangke and RMB 1,500,000 on Mr. Zhenjun Jiang, the Company’s Chairman and Chief Executive Officer, in his capacity as the directly responsible executive. On May 7, 2026, Zhongneng Liangke received the final Administrative Penalty Decision (the “Decision”) from the CSRC whereby the CSRC affirmed and formally imposed the fines proposed in the Notice. As of the date of this Quarterly Report, no final penalty has been paid but the Company and Mr. Jiang does not intend to appeal the Decision and intend to pay the fines proposed in the Notice in full.

We cannot predict the material adverse effect that the CSRC’s penalties may have on our reputation, our ability to conduct business in China, and our financial condition and results of operations. The aggregate fines of RMB 4,500,000 imposed on Zhongneng Liangke and Mr. Jiang represent a non-trivial cash outflow for the Company and may signal to regulators, investors, and business partners a heightened compliance risk associated with our PRC operations. The imposition of these fines could adversely affect the status of our pending regulatory matters with Nasdaq, prolong or complicate the resolution of the existing trading halt, and impair our ability to access the U.S. capital markets to raise additional financing if needed. In addition, the Decision may expose Zhongneng Liangke to additional regulatory scrutiny in China, which could result in delays or obstacles to obtaining future business licenses, permits, or governmental approvals necessary for our operations. Regulatory sanctions imposed on Mr. Jiang could restrict his ability to serve as an officer or director of a publicly-traded company in the PRC or in other capacities, which could disrupt our management structure and adversely affect our business operations. The proceedings could also result in further regulatory inquiries, restrictions on Mr. Jiang’s ability to serve in his current roles, and additional legal and professional fees, any of which could be material to our results of operations.

Risks Related to Our Defaulted Promissory Notes and Potential Dilution

Three promissory notes issued in connection with our September 30, 2025 Business Combination remained outstanding and in default of their respective payment obligations as of March 31, 2026, with aggregate outstanding principal of approximately $3,473,190 and accrued default interest of approximately $206,021. Each note accrues default interest at a rate of 15.0% per annum until the event of default is cured. Two of the three notes contain conversion provisions that, upon default, permit the respective note holder to receive shares of our common stock — in one case up to 5,000,000 shares (subject to a 4.99% beneficial ownership cap), and in another case 650,000 shares at a fixed conversion ratio. A third note (held by our Sponsor, a related party) requires us to reserve an unlimited number of shares of our common stock to satisfy the unpaid balance, also subject to a 4.99% beneficial ownership cap. If any of these note holders elect to enforce their conversion or share-delivery rights, the issuance of common stock to satisfy these obligations could cause substantial dilution to our existing stockholders. We are currently in discussions with each of the note holders to extend the maturity dates and address the defaults, but there can be no assurance that these discussions will result in favorable terms or any agreement at all. If we are unable to negotiate forbearance, extension, or repayment terms acceptable to the note holders, they may exercise their available remedies, which could have a material adverse effect on our financial condition, results of operations, and stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As described in Notes 6 and 7 to the condensed consolidated financial statements, the Company was in default of its payment obligations under the September 2025 Note Payable (outstanding principal of $2,018,500), the Assumed Note Payable (outstanding principal of $1,000,000), and the Sponsor Note Payable and Assumed Sponsor Note Payable (aggregate outstanding principal of $454,690) as of March 31, 2026. The Company continues to be in discussions with the respective note holders to extend the maturity dates. Default interest at 15.0% per annum has been accrued during the three months ended March 31, 2026.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase or sale of Company securities during the three months ended March 31, 2026 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of CN Healthy Food Tech Group Corp.	8-K	3.1	10/6/2025
3.2	Amended and Restated Bylaws of CN Healthy Food Tech Group Corp.	8-K	3.2	10/6/2025
4.1	Amended and Restated Registration Rights Agreement	8-K	10.4	10/6/2025
10.1	Satisfaction and Discharge of Indebtedness Agreement	8-K	10.1	10/6/2025
10.2	Promissory Note, dated as of September 30, 2025, issued to D. Boral Capital LLC	8-K	10.2	10/6/2025
10.3	Promissory Note, dated as of September 30, 2025, issued to Bengochea SPAC Sponsors I LLC	8-K	10.3	10/6/2025
10.4	Lock-up Agreement, dated as of September 30, 2025	8-K	10.5	10/6/2025
10.5	Letter Agreement, dated April 2, 2025	8-K	10.6	10/6/2025
10.6	Form of Consulting Agreement	8-K	10.9	10/6/2025
10.7	Form of Indemnification Agreement	8-K	10.10	10/6/2025
10.8	Promissory Note, dated September 29, 2025, issued to Yanjun Jiao	8-K	10.11	10/6/2025
31.1**	Certification of Principal Executive Officer Pursuant to Section 302
31.2**	Certification of Principal Financial Officer Pursuant to Section 302
32.1#**	Certification of Principal Executive Officer Pursuant to Section 906
32.2#**	Certification of Principal Financial Officer Pursuant to Section 906
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished pursuant to Section 906 are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN HEALTHY FOOD TECH GROUP CORP.

Date: May 13, 2026	By:	/s/ Zhenjun Jiang
Zhenjun Jiang
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: May 13, 2026	By:	/s/ Weihong Zhu
Weihong Zhu
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)