Form 10-Q
period 2026-06-30
CN Healthy Food Tech Group Corp.
filed 2026-08-14
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 52,234,983 shares of common stock, par value $0.0001 per share, outstanding.

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

The forward-looking statements are based on the current expectations of the management of the Company as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” and the following:

●	The Company’s ability to meet expectations related to its products, technologies and services and its ability to attract and retain revenue-generating customers and execute on its growth plans;

●	the ability of the Company to maintain the right to list its securities from Nasdaq Capital Market. On July 16, 2026, the Company received the Determination Letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC to delist the Company’s common stock and warrants, and the Company already requested an appeal of the Staff’s determination. The request would stay any suspension of the Listed Securities pending the Panel’s decision, although the trading halt currently in effect would remain in place notwithstanding any appeal.

●	the inability to resume trading on the Nasdaq Capital Market since the halt of its trading on October 1, 2025;

●	the continued defaults under the promissory notes issued in connection with the Business Combination and the risk of holders exercising conversion rights;

●	the failure to realize the anticipated benefits of the business combination with Iron Horse Acquisitions Corp. that consummated on September 30, 2025 (the “Business Combination”);

●	the risk of actual or alleged failure to comply with data privacy laws and regulations;

●	the outcome of any legal proceedings that may be instituted against the Company related to the Business Combination;

●	the attraction and retention of qualified directors, officers, employees and key personnel of the Company;

●	the impact from future regulatory, judicial, and legislative changes in the Company’s industry;

●	those factors set forth in documents filed, or to be filed, with the SEC by the Company.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,317,217	$33,013,749
Accounts receivable	1,011	287
Inventories	2,206,892	956,407
Prepayments and other current assets	1,995,813	2,921,317
Total Current Assets	27,520,933	36,891,760
Non-Current Assets
Property and equipment, net	4,524,462	4,608,387
Land use right, net	2,633,915	2,625,116
Intangible asset, net	87,144	83,728
Operating lease right-of-use asset	276,891	358,505
Other assets	165,908	161,104
Total Non-Current Assets	7,688,320	7,836,840
TOTAL ASSETS	$35,209,253	$44,728,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,853,808	$69,106
Accrued expenses and other current liabilities	1,863,971	1,891,474
Advances from customers	2,499,825	17,601,292
Income tax payable	1,448,795	1,339,698
Amount due to a director	233,253	-
Operating lease obligation, current	246,948	236,169
Notes payable	3,134,500	3,018,500
Notes payable — related parties	454,690	454,690
Total Current Liabilities	11,735,790	24,610,929
Non-Current Liabilities
Operating lease obligation, noncurrent	126,330	243,490
TOTAL LIABILITIES	11,862,120	24,854,419
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 160,000,000 shares authorized; 52,234,983 shares issued and outstanding as of June 30, 2026 and December 31, 2025	5,224	5,224
Additional paid-in capital	6,823,190	6,823,190
Retained earnings	15,159,903	$12,408,522
Accumulated other comprehensive income	1,358,816	637,245
TOTAL STOCKHOLDERS’ EQUITY	23,347,133	19,874,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,209,253	44,728,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$8,733,904	$7,460,022	$14,562,448	$11,979,062
Cost of revenue	(2,492,589)	(2,516,756)	(3,956,285)	(4,982,858)
GROSS PROFIT	6,241,315	4,943,266	10,606,163	6,996,204
OPERATING EXPENSES
Selling expenses	(327,420)	(435,886)	(856,554)	(1,240,303)
General and administrative expenses	(763,319)	(602,431)	(3,830,047)	(1,018,271)
Research and development costs	(35,550)	(30,861)	(73,920)	(58,344)
Total Operating Expenses	(1,126,289)	(1,069,178)	(4,760,521)	(2,316,918)
OPERATING INCOME	5,115,026	3,874,088	5,845,642	4,679,286
OTHER INCOME (EXPENSES)
Interest income	24,636	159,901	41,200	198,678
Interest expenses	(129,887)	(5,609)	(335,908)	(5,609)
Other income	5	-	516	54,821
Other expenses	(443,794)	(44)	(443,924)	(45)
Total Other Income (Expenses), net	(549,040)	154,248	(738,116)	247,845
INCOME BEFORE INCOME TAXES	4,565,986	4,028,336	5,107,526	4,927,131
Provision for income tax	(1,505,608)	(1,106,294)	(2,356,145)	(1,231,406)
NET INCOME	$3,060,378	$2,922,042	$2,751,381	$3,695,725
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	383,387	179,385	721,571	232,407
COMPREHENSIVE INCOME	$3,443,765	$3,101,427	$3,472,952	$3,928,132
Basic and diluted earnings per share	$0.06	$0.06	$0.05	$0.08
Basic and diluted weighted average number of shares outstanding	52,234,983	47,689,349	52,234,983	47,689,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2026

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Total Stockholders’ Equity
Balance — December 31, 2025	52,234,983	$5,224	$6,823,190	$12,408,522	$637,245	$19,874,181
Net income	—	—	—	(308,997)	—	(308,997)
Foreign currency translation adjustment	—	—	—	—	338,184	338,184
Balance — March 31, 2026	52,234,983	$5,224	$6,823,190	$12,099,525	$975,429	$19,903,368
Net income	—	—	—	3,060,378	—	3,060,378
Foreign currency translation adjustment	—	—	—	—	383,387	383,387
Balance — June 30, 2026	52,234,983	$5,224	$6,823,190	$15,159,903	$1,358,816	$23,347,133

For the Three and Six Months Ended June 30, 2025

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Total Stockholders’ Equity
Balance — December 31, 2024	47,689,349	$4,769	$6,930,538	$3,996,003	$(120,722)	$10,810,588
Net income	—	—	—	773,683	—	773,683
Foreign currency translation adjustment	—	—	—	—	53,022	53,022
Balance — March 31, 2025	47,689,349	$4,769	$6,930,538	$4,769,686	$(67,700)	$11,637,293
Net income				2,922,042		2,922,042
Foreign currency translation adjustment	—	—	—	—	179,385	179,385
Balance — June 30, 2025	47,689,349	$4,769	$6,930,538	$7,691,728	$111,685	$14,738,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$2,751,381	$3,695,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	220,507	112,153
Depreciation of right-of-use assets	91,334	49,854
Amortization of shares issued for services	2,045,000	—
Amortization of land use right	68,701	65,013
Amortization of intangible asset	4,177	2,425
Changes in operating assets and liabilities:
Accounts receivable	(709)	850
Inventories	(1,040,401)	(445,319)
Prepayments and other current assets	(1,047,762)	99,502
Deferred tax assets	(51)	—
Accounts payable	1,769,444	(9,650)
Accrued expenses and other current liabilities	(58,168)	(116,509)
Advances from customers	(15,462,898)	(5,182,596)
Other payables	(40,148)	7,118
Income tax payable	188,038	249,145
Operating lease liability, current portion	3,702	—
Operating lease liability, non-current portion	(123,118)	—
Net cash provided by (used in) operating activities	(10,630,971)	(1,472,289)
Cash flows from investing activities:
Purchase of property and equipment	(1,568)	(267,703)
Purchase of intangible asset	(5,089)	(42,231)
Purchase of other investment	—	(137,834)
Net cash used in investing activities	(6,657)	(447,768)
Cash flows from financing activities:
Business Combination Financing	116,000	—
Net cash provided by (used in) financing activities	116,000	—
Effect of exchange rates on cash and cash equivalents	825,097	708,526
Net change in cash and cash equivalents	(9,696,532)	(1,211,531)
Cash and cash equivalents, beginning of period	33,013,749	41,432,852
Cash and cash equivalents, end of period	$23,317,217	$40,221,321
Supplemental Cash Flow Information:
Cash paid for income taxes	$2,345,133	$1,127,135
Cash paid for interest	$—	$—

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The Company is in default of its payment obligations under the September 2025 Note Payable, the Assumed Note Payable and the Sponsor Note Payable, with an aggregate of approximately $3.8 million of principal and accrued interest in default (see Note 6 and Note 7), and the Company’s common stock and warrants are subject to a trading halt pending the Company’s appeal of Nasdaq’s delisting determination. These conditions, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern. Management evaluated these conditions together with its plans: (i) the Company held cash and cash equivalents of $23.3 million at June 30, 2026 and generated net income of $2.75 million for the six months then ended, with sequential quarter-over-quarter growth in both revenue and net income; (ii) management is actively engaged in negotiations with the noteholders to extend maturities and, where applicable, reduce default interest rates; and (iii) the Company is pursuing an intra-group financing arrangement under which CN Healthy Food Tech Group Corp. would obtain funding from its PRC subsidiary, Harbin Kangliang Kechuang Co., Ltd., the Group’s primary profit-generating entity. Such cross-border lending is permissible under the Administrative Measures for Overseas Loans by Domestic Enterprises (Yinfa [2026] No. 63); the proposed loan will not exceed the applicable outbound-loan ceiling (the lender’s most recent audited equity multiplied by the macro-prudential adjustment factor of 0.6), and the Company will complete the required foreign exchange registration prior to disbursement. The projected proceeds fully cover the defaulted principal and accrued interest. After considering these plans, management concluded that the substantial doubt has been alleviated, and that the Company will be able to meet its obligations as they become due for at least twelve months from the date these condensed consolidated financial statements are issued.

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

Cash and Cash Equivalents

The Company maintains cash and cash equivalents at financial institutions in the People’s Republic of China (“PRC”), where deposits are insured up to RMB 500,000 (approximately $73,595 at June 30, 2026) per institution, and at financial institutions in the United States, where deposits are insured up to $250,000 per institution. Substantially all of the Company’s cash and cash equivalents balance of $23,317,217 at June 30, 2026 was held at PRC financial institutions ($23,302,901) with the remainder ($14,316) held at U.S. financial institutions, and the substantial majority of these balances exceeded the applicable insurance limits. The Company has not experienced any losses on its cash deposits and believes the risk of loss is mitigated by the financial standing of the institutions in which the funds are held.

Customer and Supplier Concentration

The Company controls credit risk through credit approvals, requirement for customer advances, credit limits, and monitoring procedures. The Company maintains a low concentration risk, with no single customer contributing more than 10% of total revenue for the three and six months ended June 30, 2026 or 10% of accounts receivable as of June 30, 2026.

The Company currently obtains inventory from approximately twenty suppliers. The Company sources each of its products from two to three different suppliers to minimize disruption to its supply chain if one supplier were to encounter production issues. Three suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 50.5%, 17.7% and 17.7% for the three months ended June 30, 2026 and three suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 42.7% , 19.3% and 19.3% for the six months ended June 30, 2026.Two suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 63.1% and 19.6% for the three months ended June 30, 2025.Two suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 36.5% and 24.2% for the six months ended June 30, 2025.

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. As of June 30, 2026 and December 31, 2025, an allowance for obsolete or slow-moving inventory was not required, and there was no provision for inventory shrinkage for the six months ended June 30, 2026 and 2025.

Investment in Equity Securities

Investments in equity securities without readily determinable fair values are accounted for under either the measurement alternative method or the equity method, in accordance with ASC 321, Investments — Equity Securities. During April 2025, the Company acquired a 5.0% equity interest in a privately held household appliance enterprise in exchange for RMB 1,000,000 ($145,588 at the date of acquisition and $147,190 at June 30, 2026) and recorded it within other assets on the accompanying condensed consolidated balance sheets at cost under the measurement alternative method, as the investment does not provide the Company with control or significant influence and does not have risk and reward characteristics substantially similar to an investment in the investee’s common stock.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expenses, included within selling expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss), were $108 and $198 for the three months ended June 30, 2026 and 2025, $20,269 and $240 for the six months ended June 30, 2026 and 2025,respectively.

Notes Payable — Default Interest

Beginning in the first quarter of 2026, the Company commenced accruing default interest on its three defaulted promissory notes at the contractual default rate of 15.0% per annum. As of December 31, 2025, the expected default interest on the three defaulted promissory notes totaled approximately $77,560, which was determined to be de minimis and was not accrued as of that date. Such amount, together with additional default interest accrued during the six months ended June 30, 2026, has been recorded as interest expense during the current quarter. The Company evaluated the embedded conversion features of its outstanding promissory notes under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that no bifurcation from the host debt instrument was required. The Company accounts for any subsequent amendments, settlements or restructurings of these instruments under ASC 470-50, Debt — Modifications and Extinguishments. See Notes 6 and 7.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similarly except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued and the inclusion was not anti-dilutive. The number of shares outstanding and the number of warrants remain unchanged as of June 30,2026. Potentially dilutive shares issuable upon conversion of the September 2025 Note Payable and the Sponsor Note Payable are excluded from the table below because the conversion formulas are not defined in the respective agreements and the number of shares issuable is indeterminable.

All potentially dilutive securities listed below were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive or, in the case of the shares issuable under the Assumed Note Payable, because the effect would have been immaterial.

The following potentially dilutive securities were outstanding as of the dates indicated:

	June 30, 2026	December 31, 2025
Public Warrants	6,900,000	6,900,000
Private Warrants	2,457,000	2,457,000
Convertible Promissory Note (Assumed Note)	650,000	650,000
Total	10,007,000	10,007,000

All warrants are equity-classified at June 30, 2026 (see Note 8). The 650,000 shares represent the fixed conversion right embedded in the Assumed Note Payable (see Note 6).

Foreign Currency and Foreign Currency Translation

Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Average exchange rate:	2026	2025	2026	2025
RMB:USD	6.8048	7.2342	6.8656	7.2551
HKD:USD	7.8352	7.8046	7.8248	7.7926

Period exchange rate:	June 30, 2026	December 31, 2025
RMB:USD	6.7940	6.9964
HKD:USD	7.8428	7.7833

Recent Accounting Pronouncements, adopted during the six months ended June 30, 2026

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

Note 4 – Prepayments and Other Current Assets

	June 30, 2026	December 31, 2025
Advisory services through share issuance	$—	$2,045,000
Prepayments to suppliers and vendors	1,210,383	456,743
Prepaid insurance	283,487	323,010
Other current assets	501,943	96,564
Total prepayments and other current assets	$1,995,813	$2,921,317

Note 5 – Accrued Expenses and Other Current Liabilities

	June 30, 2026	December 31, 2025
Accrued transaction costs due to Sponsor	$1,000,000	$1,000,000
Accrued default interest on notes payable	335,908	—
Accrued vendor and supplier invoices	293,798	548,945
Other taxes payable	—	330,945
Other	234,265	11,584
Total accrued expenses and other current liabilities	$1,863,971	$1,891,474

Accrued default interest on notes payable as of June 30, 2026 was comprised of $186,642 on the September 2025 Note Payable, $106,849 on the Assumed Note Payable, and $42,417 on the Sponsor Note Payable and the Assumed Sponsor Note Payable combined (see Notes 6 and 7). No default interest was accrued as of December 31, 2025; the Company concluded that the amount that would have been accrued at year-end was de minimis under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99 (“SAB 99”) guidance and was not recorded.

Note 6 – Notes Payable

September 2025 Note Payable

In connection with the Business Combination, the Company modified the payment terms of the deferred underwriting commission stated in the underwriting agreement entered into between Iron Horse and D. Boral Capital LLC, the underwriter, on December 27, 2023 to replace a cash payment of $2,518,500 on the Closing Date with (i) a cash payment of $500,000 on the Closing Date and (ii) a non-interest bearing promissory note for a principal sum of $2,018,500 that matured on November 17, 2025 (the “September 2025 Note Payable”). Upon the occurrence of an event of default (as defined in the agreement), the September 2025 Note Payable accrues interest at a rate of 15.0% per annual until such time as the event of default is cured.

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

As of June 30, 2026, $2,018,500 of principal remained outstanding on the September 2025 Note Payable and accrued default interest of approximately $186,642 was included in accrued expenses and other current liabilities. The Company is in default of its payment obligations and continues to be in discussions with the underwriter to extend the maturity date.

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

As of June 30, 2026, $1,000,000 of principal remained outstanding on the Assumed Note Payable and accrued default interest of approximately $106,849 was included in accrued expenses and other current liabilities. The Company is in default of its payment obligations and continues to be in discussions with the lender to extend the maturity date.

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

As of June 30, 2026, $454,690 of principal remained outstanding on the Sponsor Note Payable and the Assumed Sponsor Note Payable combined, and accrued default interest of approximately $42,417 was included in accrued expenses and other current liabilities. The Company is in default of its payment obligations under the Sponsor Note Payable and continues to be in discussions with the Sponsor to extend the maturity date.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 40,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 160,000,000 shares of common stock with a par value of $0.0001 per share, of which 52,234,983 shares were issued and outstanding as of June 30, 2026 and December 31, 2025. Each common stockholder is entitled to one vote for each share held.

Shares Issued for Services

On September 30, 2025, the Company issued 1,000,000 shares of restricted common stock to officers of Iron Horse for management advisory services to be rendered over a six-month term, with a fair value of $4,090,000. The fair value is being amortized over the service period ending March 30, 2026. During the six months ended June 30, 2026, the Company amortized $2,045,000 (December 31, 2025: $2,045,000). As of June 30, 2026, the unamortized balance was $nil (December 31, 2025: $2,045,000).

Note 9 – Warrants

As of June 30, 2026, the Company had 6,900,000 Public Warrants and 2,457,000 Private Warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share. All warrants were determined to have equity classification at issuance and remained classified as equity as of June 30, 2026. In no event will the Company be required to net cash settle any warrant. During the six months ended June 30, 2026, no warrants were exercised, redeemed, or modified. See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Warrants Outstanding at June 30, 2026	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public Warrants	$11.50	6,900,000	5.0	$11.50
Private Warrants	11.50	2,457,000	5.0	11.50
Total	$11.50	9,357,000	5.0	$11.50

Note 10 – Related Party Transactions

See Note 7 regarding the Sponsor Note Payable and the Assumed Sponsor Note Payable.

There were no other material related party transactions during the six months ended June 30, 2026.

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

Nasdaq Trading Halt

Following its listing on Nasdaq on October 1, 2025, the Company was notified by Nasdaq that the China Securities Regulatory Commission (the “CSRC”) had not yet completed its process of review of the Company’s U.S. listing. As a result, Nasdaq halted trading of the Company’s common stock and warrants while it seeks clarification. The trading halt remained in effect as of June 30, 2026.

Notice of Delist Determination Letter

On July 16, 2026, the Company received the Determination Letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC to delist the Company’s common stock and warrants from Nasdaq Capital Market, and the Company already requested an appeal of the Staff’s determination. The request would stay any suspension of the Listed Securities pending the Panel’s decision, although the trading halt currently in effect would remain in place notwithstanding any appeal.

CSRC Administrative Penalty Notice

On April 24, 2026, Heilongjiang Zhongneng Liangke Agricultural Technology Co., Ltd. (“Zhongneng Liangke”), a wholly-owned PRC operating subsidiary of the Company, received an Advance Notice of Administrative Penalty (the “Notice”) from the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission (the “CSRC”) in connection with the Company’s overseas listing filing process. The Notice proposes administrative fines of RMB 3,000,000 on Zhongneng Liangke and RMB 1,500,000 on Mr. Zhenjun Jiang, the Company’s Chairman and Chief Executive Officer, in his capacity as the directly responsible executive. On May 7, 2026, Zhongneng Liangke received the final Administrative Penalty Decision (the “Decision”) from the CSRC whereby the CSRC affirmed and formally imposed the fines proposed in the Notice. These penalties have already been fully paid on May 24, 2026 and no further amounts are payable by the Company under the CSRC decision.

Geographical Data

Substantially all of the Company’s revenue is generated in the PRC, and substantially all of the Company’s long-lived assets are located in the PRC.

Operating Leases

The Company’s primary long-term operating lease is for office space of approximately 2,247.34 square meters in Zhuhai, China, with monthly payments of RMB 144,325 and a term expiring December 31, 2027. The lease was initially entered into in January 2025 with a payment commencement date of August 1, 2025, but was subsequently modified during September 2025 to defer the payment commencement date to November 1, 2025, resulting in a $59,162 derecognition from the right-of-use asset and operating lease obligation. For the six months ended June 30, 2026, operating lease expense of $91,334 was included as a component of general and administrative expenses (March 31, 2025: $5,897, related to a short-term lease at the Company’s prior premises). The weighted-average discount rate used in the lease measurement was 3.1% at inception, and the remaining lease term as of June 30, 2026 was approximately 1.5 years.

Year ending December 31,

Amount
2026 (remaining six months)	$127,459
2027	254,917
Total undiscounted payments	382,376
Less: Imputed interest	(9,098)
Total operating lease liability	373,278
Less: Operating lease liability, current portion	(246,948)
Operating lease liability, non-current portion	$126,330

Note 12 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate, calculated separately from the effect of significant, infrequent or unusual items. The Company’s effective tax rates were 33.0% and 27.5% for the three months ended June 30, 2026 and 2025, 46.1% and 25.0% for the six months ended June 30, 2026 and 2025. The primary difference from the PRC statutory rate of 25% is attributable to (i) income tax being calculated on an individual entity basis (with losses in certain subsidiaries not reducing tax expense at profitable entities); (ii) differences between U.S. federal and PRC rates; and (iii) valuation allowance adjustments at the U.S. parent level.

As of June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. The Company’s tax returns remain open, subject to examination by the relevant tax authorities in the United States, British Virgin Islands, Hong Kong, and the PRC.

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

	For the Three Months Ended June 30, 2026
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	8,675,546	—	—	8,675,546
Sale of digital coupons to customers	—	58,358	—	58,358
Total revenue, net	8,675,546	58,358	—	8,733,904
Costs of revenues	(2,490,054)	(2,535)	—	(2,492,589)
Gross profit	6,185,492	55,823	—	6,241,315
Operating expenses:
Sales staff costs	(34,431)	(188,421)	79,517	(143,335)
Administrative staff costs	(11,536)	(141,757)	(131,996)	(285,289)
Outbound transportation expenses	(49,620)	(210)	—	(49,830)
Advertising	—	(108)	—	(108)
Depreciation and amortization	(7,829)	(92,316)	(92,272)	(192,417)
Consulting	(3,247)	(6,597)	(164,622)	(174,466)
Rental	—	(116)	—	(116)
Research and development costs	(36,222)	—	—	(36,222)
Marketing expense	(37,217)	(6,304)	—	(43,521)
Sales tax and surcharges	(83,450	—	(7,345)	(90,795)
Audit fee	(2,748)	(1,842)	(31,734)	(36,324)
Commission for E-commerce platform	—	8,395	—	8,395
Other expenses	(2,025)	(15,480)	(64,756)	(82,261)
Total operating expenses	(268,325)	(444,756)	(413,208)	(1,126,289)
Operating income (loss)	5,917,167	(388,933)	(413,208)	5,115,026
Penalty	—	—	(436,961)	(436,961)
Total other income (expense), net	(6,830)	(1)	(105,248)	(112,079)
Provision for income tax	(1,439,395)	(28,790)	(37,423)	(1,505,608)
Net income (loss)	4,470,942	(417,724)	(992,840)	3,060,378

	For the Six Months Ended June 30, 2026
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	14,422,351	—	—	14,422,351
Sale of digital coupons to customers	—	140,097	—	140,097
Total revenue, net	14,422,351	140,097	—	14,562,448
Costs of revenues	(3,953,171)	(3,114)	—	(3,956,285)
Gross profit	10,469,180	136,983	—	10,606,163
Operating expenses:
Sales staff costs	(72,307)	(380,432)	63,146	(389,593)
Administrative staff costs	(29,997)	(328,542)	(109,110)	(467,649)
Outbound transportation expenses	(112,195)	(1,349)	—	(113,544)
Advertising	(20,161)	(108)	—	(20,269)
Depreciation and amortization	(15,567)	(184,631)	(199,373)	(399,571)
Consulting	(49,307)	(13,453)	(2,398,628)	(2,461,388)
Rental	—	(116)	—	(116)
Research and development costs	(74,935)	—	—	(74,935)
Marketing expense	(109,695)	(72,783)	—	(182,478)
Sales tax and surcharges	(132,516)	(350)	(16,185)	(149,051)
Audit fee	(7,583)	(3,270)	(386,366)	(397,219)
Commission for E-commerce platform	(10,889)	—	—	(10,889)
Other expenses	(2,378)	(35,550)	(55,891)	(93,819)
Total operating expenses	(637,530)	(1,020,584)	(3,102,407)	(4,760,521)
Operating income (loss)	9,831,650	(883,601)	(3,102,407)	5,845,642
Penalty	—	—	(436,961)	(436,961)
Total other income (expense), net	(6,830)	(1)	(294,324)	(301,155)
Provision for income tax	(2,172,091)	(28,790)	(155,264)	(2,356,145)
Net income (loss)	7,652,729	(912,392)	(3,988,956)	2,751,381

	For the Three Months Ended June 30, 2025
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	6,936,002	—	—	6,936,002
Sale of digital coupons to customers	—	524,020	—	524,020
Total revenue, net	6,936,002	524,020	—	7,460,022
Costs of revenues	(2,511,171)	(5,585)	—	(2,516,756)
Gross profit	4,424,831	518,435		4,943,266
Operating expenses:
Sales staff costs	4,515	(146,337)	(82,820)	(224,642)
Administrative staff costs	(24,848)	(126,610)	(95,747)	(247,205)
Outbound transportation expenses	(14,563)	(15,611)	(145)	(30,319)
Advertising	158,675	863	—	159,538
Depreciation and amortization	(4,702)	(57,774)	(82,597)	(145,073)
Consulting	(1,462)	(15,352)	(59,236)	(76,050)
Rental	(1,185)	16,724	—	15,539
Research and development costs	(30,861)	—	—	(30,861)
Marketing expense	(9,149)	(7,944)	—	(17,093)
Sales tax and surcharges	(47,525)	—	(3,625)	(51,150)
Audit fee	—	—	—	—
Commission for E-commerce platform	—	—	—	—
Other expenses	(176,281)	(183,872)	(61,709)	(421,862)
Total operating expenses	(147,386)	(535,913)	(385,879)	(1,069,178)
Operating income (loss)	4,277,445	(17,478)	(385,879)	3,874,088
Penalty	—	—	—	—
Total other income (expense), net	104,163	5,728	44,357	154,248
Provision for income tax	(1,100,513)	(5,781)	—	(1,106,294)
Net income (loss)	3,281,095	(17,531)	(341,522)	2,922,042

	For the Six Months Ended June 30, 2025
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	8,426,146	—	—	8,426,146
Sale of digital coupons to customers	—	3,552,915	—	3,552,915
Total revenue, net	8,426,146	3,552,915	—	11,979,061
Costs of revenues	(3,057,402)	(1,925,455)	—	(4,982,857)
Gross profit	5,368,744	1,627,460	—	6,996,204
Operating expenses:
Sales staff costs	(78,474)	(317,393)	(82,820)	(478,687)
Administrative staff costs	(50,065)	(236,151)	(202,771)	(488,987)
Outbound transportation expenses	(40,724)	(125,711)	(181)	(166,616)
Advertising	(240)		—	(240)
Depreciation and amortization	(5,476)	(59,253)	(164,717)	(229,446)
Consulting	(17,985)	(19,353)	(59,353)	(96,691)
Rental	(1,185)	(12,681)	—	(13,866)
Research and development costs	(58,344)		—	(58,344)
Marketing expense	(293,848)	(16,566)	—	(310,414)
Sales tax and surcharges	(67,318)	(1,955)	(7,105)	(76,378)
Audit fee	—	—	—
Commission for E-commerce platform	—	(238,595)	—	(238,595)
Other expenses	(24,496)	(66,188)	(67,970)	(158,654)
Total operating expenses	(638,155)	(1,093,846)	(584,917)	(2,316,918)
Operating income (loss)	4,730,589	533,614	(584,917)	4,679,286
Penalty	—	—	—	—
Total other income (expense), net	186,600	60,738	507	247,845
Provision for income tax	(1,232,398)	992	—	(1,231,406)
Net income (loss)	3,684,791	595,344	(584,410)	3,695,725

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

On July 16, 2026, the Company received the Determination Letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC to delist the Company’s common stock and warrants from Nasdaq Capital Market, and the Company already requested an appeal of the Staff’s determination. The request would stay any suspension of the Listed Securities pending the Panel’s decision, although the trading halt currently in effect would remain in place notwithstanding any appeal. The Company did not identify any other material subsequent events requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “we”, “us”, “our”, “CN Healthy” or the “Company” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to CN Healthy Food Tech Group Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I. Item 1. of this Quarterly Report, the risk factors included in Part II. Item 1A. of this Quarterly Report, and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, as amended on June 12, 2026.

Overview

We operate within the high-end health food industry, driven by artificial intelligence technology and biotechnology innovation. We are committed to researching, developing, producing, and selling natural, grain-based health foods, and integrating modern biotechnology with traditional Chinese medicine theory to support preventative health and wellness. We manage our business in two operating segments: wholesale distribution and live-stream sales.

Recent Developments

The Nasdaq trading halt imposed on October 1, 2025 in connection with the CSRC’s review of our U.S. listing remained in effect as of the filing date of this Quarterly Report. On April 24, 2026, our PRC operating subsidiary Heilongjiang Zhongneng Liangke Agricultural Technology Co., Ltd. received an Advance Notice of Administrative Penalty from the Heilongjiang Regulatory Bureau of the CSRC, proposing administrative fines of RMB 3,000,000 on Zhongneng Liangke and RMB 1,500,000 on Mr. Zhenjun Jiang, our Chairman and Chief Executive Officer, as the directly responsible executive,these penalties have already been paid on May 24, 2026; see Note 11 to the condensed consolidated financial statements.

On July 16, 2026, the Company received the Determination Letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC to delist the Company’s common stock and warrants from Nasdaq Capital Market, and the Company already requested an appeal of the Staff’s determination. The request would stay any suspension of the Listed Securities pending the Panel’s decision, although the trading halt currently in effect would remain in place notwithstanding any appeal. The company has not identified any other significant subsequent events that require adjustment or disclosure.

As of the filing date of this Quarterly Report, the September 2025 Note Payable, the Assumed Note Payable, and the Sponsor Note Payable each remained in default of their payment obligations, and we continue to be in discussions with the respective note holders to extend their respective maturity dates. No amendments, repayments, conversions, or lender enforcement actions occurred with respect to these notes during the three months ended June 30, 2026 or subsequent to June 30, 2026 through the filing date of this Quarterly Report.

Comparability of Financial Information

Our historical results of operations for the three and six months ended June 30, 2025 reflect the operations of Legacy CFI, the accounting acquirer in the Business Combination, prior to the consummation of the Business Combination on September 30, 2025, and accordingly do not include the costs of operating as a U.S. public company or the effects of the Business Combination, including the amortization of shares issued for management advisory services described in Note 8 to the condensed consolidated financial statements. Our results of operations for periods following the Business Combination may not be directly comparable to our historical results of operations for periods preceding the Business Combination.

Results of Operations — Three and Six Months Ended June 30, 2026 compared to Three and Six Months Ended June 30, 2025

	For the three months ended June 30
	2026	2025	% Change
Revenues, net	$8,733,904	$7,460,022	17.1%
Cost of revenue	(2,492,589)	(2,516,756)	(1.0)%
Gross profit	6,241,315	4,943,266	26.3%
Total operating expenses	(1,126,289)	(1,069,178)	5.3%
Operating income	5,115,026	3,874,088	32.0%
Total other income (expense), net	(549,040)	154,248	(455.9)%
Income before income taxes	4,565,986	4,028,336	13.3%
Provision for income tax	(1,505,608)	(1,106,294)	36.1%
Net income (loss)	$3,060,378	$2,922,042	4.7%
Other comprehensive income	383,387	179,385	113.7%
Comprehensive income	$3,443,765	$3,101,427	11.0%

	For the six months ended June 30
	2026	2025	% Change
Revenues, net	$14,562,448	$11,979,062	21.6%
Cost of revenue	(3,956,285)	(4,982,858)	(20.6)%
Gross profit	10,606,163	6,996,204	51.6%
Total operating expenses	(4,760,521)	(2,316,918)	105.5%
Operating income	5,845,642	4,679,286	24.9%
Total other income (expense), net	(738,116)	247,845	(397.8)%
Income before income taxes	5,107,526	4,927,131	3.7%
Provision for income tax	(2,356,145)	(1,231,406)	91.3%
Net income (loss)	$2,751,381	$3,695,725	(25.6)%
Other comprehensive income	721,571	232,407	210.5%
Comprehensive income	$3,472,952	$3,928,132	(11.6)%

Revenue

Revenue, net increased during the second quarter and first six month of 2026 compare to the same period of 2025. The increase was driven by continued expansion of our wholesale distribution network and launch of new salable products. As described in Note 1 to the condensed consolidated financial statements, the comparative period reflects the historical operating results of Legacy CFI as the accounting acquirer in the September 30, 2025 reverse recapitalization.

Cost of Revenue

Cost of revenue decreased during the second quarter and first six month of 2026 compare to the same periods of 2025. The improvement in gross profit margin reflects a combination of factors, the principal drivers of which include: (i) the commencement of operations of our own production base in Beikang Industrial Park, Heilongjiang Province in October 2025, with the six months ended June 30, 2026 being the period during which the Company’s core products were predominantly self-produced rather than sourced from third-party OEM partners, materially lowering per-unit production cost; and (ii) operating leverage on relatively fixed production-related costs as the wholesale distribution network expanded.

Operating Expenses

Total operating expenses increased during the second quarter and first six months of 2026 compared to the same periods of 2025. Total operating expenses were $1,126,289 for the three months ended June 30, 2026, a slight increase compared to the same period of 2025, primarily due to higher consulting and audit expenses (see Note 13 - Segment Information). The significant increase in operating expenses for the first six months of 2026 was primarily attributable to $2,045,000 of amortization expense associated with 1,000,000 restricted common shares issued to officers of Iron Horse in September 2025 for management advisory services rendered over a six-month period ended March 30, 2026 (see Note 8 to the condensed consolidated financial statements). This amortization is recorded within general and administrative expenses and was not present in the comparative period. The six-month service period concluded on March 30, 2026, and no further amortization of these shares issued for services will be recorded in subsequent periods. Selling expenses decreased $108,466, or 24.9%, and $383,749, or 30.9%, for the three and six months ended June 30, 2026, respectively, compared with the same periods of 2025, primarily reflecting a shift in the mix of selling and distribution activity. Research and development expenses remained relatively stable in the second quarter of 2026 and increased $15,576, or 26.7%, for the six months ended June 30, 2026 compared to the same period of 2025, due to higher labor costs in the R&D department.

Other Income (Expense), net

Total other income (expense), net changed from net other income of $154,248 and $247,845 for the three and six months ended June 30, 2025, respectively, to net other expense of $549,040 and $738,116 for the three and six months ended June 30, 2026. The change was mainly attributable to: (i) the recognition in the second quarter of 2026 of the CSRC administrative penalty of RMB 3,000,000, equivalent to $436,961; and (ii) the recognition of $335,908 of default interest expense during the six months ended June 30, 2026 on three promissory notes that have been in default since the fourth quarter of 2025 (see Note 6 and Note 7 to the condensed consolidated financial statements). The default interest accrues at the contractual rate of 15.0% per annum, and no portion was paid in cash during the six months ended June 30, 2026. Interest income decreased $135,265, or 84.6%, and $157,478, or 79.3%, for the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025, primarily due to lower bank deposit interest rates.

Provision for Income Tax

The Company's effective tax rate was 33.0% for the second quarter of 2026, compared to 27.5% for the same period of 2025 and 46.1% for the six months ended June 30, 2026,compared to 25.0% for the same period of 2025. The effective tax rate for the second quarter and first six month of 2026 differs significantly from both the comparative period of 2025 and the PRC statutory rate of 25.0% principally because (i) the $2,045,000 of amortization of shares-issued-for-services described above is a non-deductible permanent difference recorded at the U.S. parent level, (ii) default interest of $335,908 on the three U.S.-side promissory notes is also recorded at the U.S. parent level and is non-deductible, and (iii) the Company maintains a full valuation allowance against its U.S. deferred tax assets, with the result that the loss-making U.S. parent generates no offsetting tax benefit. Together, these items compressed consolidated pre-tax income to $4,565,986 while the underlying PRC operating entities continued to generate taxable income subject to PRC income tax.(iv)Loss on some subsidiaries diluted the companies total income before tax.

Liquidity and Capital Resources

As of June 30, 2026, our cash and cash equivalents totaled $23,317,217 and a net working capital surplus of $15,785,144. As of June 30, 2026, approximately $23,302,900 and $14,317 of our cash and cash equivalents were held in the PRC and United States, respectively.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for our PRC operating subsidiaries over at least the next twelve months. However, three promissory notes issued in connection with the September 30, 2025 Business Combination — the September 2025 Note Payable, the Assumed Note Payable, and the Sponsor Note Payable (which together had aggregate outstanding principal of $3,473,190 as of June 30, 2026) — are obligations of CN Healthy Food Tech Group Corp., the U.S. holding company, rather than of our PRC operating subsidiaries, and each of these notes was in default of its payment obligations as of June 30, 2026. As discussed below, the substantial majority of our cash and cash equivalents is held by our PRC operating subsidiaries and is not readily available to satisfy obligations of the U.S. holding company without first being repatriated to the United States. We are currently in discussions with each of the note holders to extend the respective maturity dates and to address the defaults rather than to make immediate cash repayment, but there can be no assurance that these discussions will result in favorable terms or any agreement at all. If conversions of any of these notes were to be effected pursuant to their respective terms, such conversions could result in dilution to our existing stockholders. We may require additional capital resources in the future, the availability of which on acceptable terms cannot be assured.

Cash Flows Summary

	For the Three Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(10,630,971)	$(1,472,289)
Net cash used in investing activities	$(6,657)	$(447,768)
Net cash provided by (used in) financing activities	$116,000	$—

Net cash used in operating activities for the six months ended June 30, 2026 was $10,630,971, compared to net cash used of $1,472,289 for the six months ended June 30, 2025. The increase in operating cash outflow was driven principally by a $15,462,898 decrease in advances from customers during the period, which represents the fulfillment and recognition as revenue of customer prepayments received in prior periods,and $1,040,401 increase in procurement of inventories, partially offset by a $1,769,444 increase in accounts payable, with a further $1,047,762 increase in prepayments to suppliers adding to the outflow. Net cash used in investing activities for the six months ended June 30, 2026 was $6,657, reflecting minimal capital expenditure during the period, compared to net cash used of $447,768 in the comparative period. Net cash provided by financing activities for the six months ended June 30, 2026 was $116,000, reflecting Business Combination-related financing receipts (June 30, 2025: $nil). The effect of foreign currency exchange rate changes on cash and cash equivalents was a positive $825,097 for the current period (June 30, 2025: $708,526). After consideration of all activities, cash and cash equivalents decreased by $9,696,532 during the six months ended June 30, 2026, ending at $23,317,217.

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

As of June 30, 2026, no capital contributions have been made to our PRC subsidiaries from our intermediate holding companies, and no dividends or other distributions have been paid from our PRC subsidiaries to our intermediate holding companies located outside of mainland China. The cross-border transfer of funds from CFI HK to its PRC subsidiaries is permitted in the form of shareholder loans or capital contributions, subject to applicable PRC government registration, approval, and filing requirements. We currently do not have formal cash management policies governing the transfer of funds between our holding company and our subsidiaries.

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

As of June 30, 2026, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to insufficient in-house U.S. GAAP/SEC reporting expertise, segregation of duties, lack of supervision and review, and limited documentation around controls. No specific remediation actions addressing the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2025 were taken during the six months ended June 30, 2026. Management continues to evaluate remediation alternatives.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have a limited operating history. Currently, other than as described in Note 11 to the condensed consolidated financial statements and the Nasdaq trading halt and Notice of Delist Determination Letter described in Part I of this Quarterly Report, we are not involved in, nor are we aware of any threats of, material legal or administrative proceedings.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025.

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

Risks Related to the Notice of Delist Determination Letter

On July 16, 2026, the Company received a letter (the “Determination Letter”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (the “Staff”) notifying the Company that the Staff had determined to delist the Company’s common stock and warrants (the “Listed Securities”) from the Nasdaq Capital Market. The Company timely requested an appeal of the Staff’s determination before the Nasdaq Hearings Panel (the “Panel”). The timely filing of the appeal request stays any suspension or delisting action with respect to the Listed Securities pending the Panel’s decision; however, the trading halt that has been in effect since October 1, 2025 in connection with the CSRC’s review of the Company’s U.S. listing will remain in place notwithstanding the appeal. There can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able to satisfy any conditions that the Panel may impose. If the Company’s securities are ultimately delisted from Nasdaq, such delisting could constitute an event of default or trigger acceleration provisions under our outstanding promissory notes and other contractual arrangements. In addition, the continued trading halt and the Determination Letter, together with the matters described in the immediately following risk factor relating to the CSRC Administrative Penalty Decision, may adversely affect our reputation, our relationships with customers, suppliers, and lenders, and our overall business, financial condition, and prospects.

Risks Related to the CSRC Administrative Penalty Decision

As disclosed in our current report on Form 8-K filed with the SEC on April 29, 2026, on April 24, 2026, Heilongjiang Zhongneng Liangke Agricultural Technology Co., Ltd. (“Zhongneng Liangke”), a wholly-owned PRC operating subsidiary of the Company, received an Advance Notice of Administrative Penalty (the “Notice”) from the Heilongjiang Regulatory Bureau of the China Securities Regulatory Commission (the “CSRC”). The Notice advised that the CSRC had completed its investigation of the Company’s merger with Iron Horse Acquisition Corp. and subsequent listing on the Nasdaq Capital Market in September 2025, and determined that the Company failed to complete the CSRC’s mandatory offshore listing filing procedures prior to such listing, in violation of Articles 13 and 19(1) of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), constituting an offense under Article 27(1) of the Trial Measures. On May 7, 2026, Zhongneng Liangke received the final Administrative Penalty Decision (the “Decision”) from the CSRC, whereby the CSRC affirmed and formally imposed fines of RMB 3,000,000 (approximately $440,000) on Zhongneng Liangke and RMB 1,500,000 (approximately $220,000) on Mr. Zhenjun Jiang, the Company’s Chairman and Chief Executive Officer, as the directly responsible executive. These penalties were fully paid on May 24, 2026, and no further amounts are payable by the Company under the Decision. The fine imposed on Mr. Jiang is his personal liability and not an obligation of the Company. The Decision may signal to regulators, investors, and business partners a heightened compliance risk associated with our PRC operations. We cannot predict the extent to which the CSRC’s penalties and the underlying compliance findings may adversely affect our reputation, our relationships with business partners, our ability to conduct business in China, or our financial condition and results of operations.

Risks Related to Our Defaulted Promissory Notes and Potential Dilution

As of June 30, 2026, three promissory notes issued in connection with our September 30, 2025 Business Combination remained outstanding and in default of their respective payment obligations, with aggregate outstanding principal of approximately $3.5 million and accrued default interest of approximately $335,908. Each note accrues default interest at a rate of 15.0% per annum until the applicable event of default is cured. Two of the three notes contain conversion provisions that, upon default, permit the respective note holder to receive shares of our common stock — in one case, up to 5,000,000 shares (subject to a 4.99% beneficial ownership cap), and in another case, 650,000 shares at a fixed conversion ratio. The third note, held by our Sponsor (a related party), requires us to reserve shares of our common stock to satisfy the unpaid balance, also subject to a 4.99% beneficial ownership cap. If any of these note holders elects to enforce its conversion or share-delivery rights, the issuance of common stock to satisfy these obligations could result in substantial dilution to our existing stockholders. We are currently in discussions with each of the note holders to extend the maturity dates and address the defaults, but there can be no assurance that these discussions will result in favorable terms or any agreement at all. If we are unable to negotiate forbearance, extension, or repayment terms acceptable to the note holders, they may exercise their available remedies, which could have a material adverse effect on our financial condition, results of operations, and stockholders’ equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As described in Notes 6 and 7 to the condensed consolidated financial statements, the Company was in default of its payment obligations under the September 2025 Note Payable (outstanding principal of $2,018,500), the Assumed Note Payable (outstanding principal of $1,000,000), and the Sponsor Note Payable and Assumed Sponsor Note Payable (aggregate outstanding principal of $454,690) as of June 30, 2026. The Company continues to be in discussions with the respective note holders to extend the maturity dates. Default interest at 15.0% per annum has been accrued during the six months ended June 30, 2026.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase or sale of Company securities during the six months ended June 30, 2026 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of CN Healthy Food Tech Group Corp.	8-K	3.1	10/6/2025
3.2	Amended and Restated Bylaws of CN Healthy Food Tech Group Corp.	8-K	3.2	10/6/2025
4.1	Amended and Restated Registration Rights Agreement	8-K	10.4	10/6/2025
10.1	Satisfaction and Discharge of Indebtedness Agreement	8-K	10.1	10/6/2025
10.2	Promissory Note, dated as of September 30, 2025, issued to D. Boral Capital LLC	8-K	10.2	10/6/2025
10.3	Promissory Note, dated as of September 30, 2025, issued to Bengochea SPAC Sponsors I LLC	8-K	10.3	10/6/2025
10.4	Lock-up Agreement, dated as of September 30, 2025	8-K	10.5	10/6/2025
10.5	Letter Agreement, dated April 2, 2025	8-K	10.6	10/6/2025
10.6	Form of Consulting Agreement	8-K	10.9	10/6/2025
10.7	Form of Indemnification Agreement	8-K	10.10	10/6/2025
10.8	Promissory Note, dated September 29, 2025, issued to Yanjun Jiao	8-K	10.11	10/6/2025
31.1*	Certification of Principal Executive Officer Pursuant to Section 302
31.2*	Certification of Principal Financial Officer Pursuant to Section 302
32.1#**	Certification of Principal Executive Officer Pursuant to Section 906
32.2#**	Certification of Principal Financial Officer Pursuant to Section 906
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished pursuant to Section 906 are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN HEALTHY FOOD TECH GROUP CORP.

Date: August 14, 2026	By:	/s/ Zhenjun Jiang
Zhenjun Jiang
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: August 14, 2026	By:	/s/ Weihong Zhu
Weihong Zhu
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)