Form 10-K/A
period 2025-12-31
CN Healthy Food Tech Group Corp.
filed 2026-10-26
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission file number 001-40272

CN Healthy Food Tech Group Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-4105289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fuhuali Zhonghai Plaza, Building B, Suite 1001 2021 West Jiuzhou Blvd., Xiangzhou District Zhuhai City, Guangdong Province, China	519000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 0756-8300080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	UCFI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	UCFIW	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) is being filed by CN Healthy Food Tech Group Corp. (the “Company”) to solely to include the required inline XBRL information.

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

(b) Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

2.1*	Business Combination Agreement dated as of September 27, 2024, by and between Iron Horse Acquisitions Corp. and Rosy Sea Holdings Limited	8-K	2.1	10/2/24

2.2	Amended and Restated Business Combination Agreement dated as of December 18, 2024, by and among Iron Horse Acquisitions Corp., Rosy Sea Holdings Limited and Zhong Guo Liang Tou Group Limited (included as Annex A to this proxy statement/prospectus)	S-4	2.2	12/19/24

2.3	Amendment No. 1 to the Amended and Restated Business Combination Agreement dated December 18, 2024 by and among Iron Horse, Seller and CFI.	8-K	2.1	9/3/25

2.4	Amendment No. 2 to the Amended and Restated Business Combination Agreement dated December 18, 2024 by and among Iron Horse, Seller and CFI	8-K	2.1	9/15/25

3.1	Second Amended and Restated Certificate of Incorporation of CN Healthy Food Tech Group Corp.	8-K	3.1	10/6/25

3.2	Amended and Restated Bylaws of CN Healthy Food Tech Group Corp.	8-K	3.2	10/6/25

4.1	Specimen Common Stock Certificate.	S-1	4.2	12/22/23

4.2	Specimen Warrant Certificate.	S-1/A	4.3	12/22/23

4.3	Warrant Agreement, dated as of December 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	1/2/24

10.1	Satisfaction and Discharge of Indebtedness Agreement, dated as of September 30, 2025, by and among Iron Horse, DBC and the Company.	8-K	10.1	10/6/25

10.2	Promissory Note, dated as of September 30, 2025, issued to DBC.	8-K	10.2	10/6/25

10.3	Promissory Note, dated as of September 30, 2025, issued to the Sponsor	8-K	10.3	10/6/25

10.4	Amended and Restated Registration Rights Agreement, dated as of September 30, 2025, by and among the Company and certain investors	8-K	10.4	10/6/25

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

10.5	Lock-up Agreement, dated as of September 30, 2025, by and between Iron Horse and Rosy Sea Holdings Limited.	8-K	10.5	10/6/25

10.6	Letter Agreement, dated April 2, 2025, by and between the Sponsor and Zhenjun Jiang	8-K	10.6	10/6/25

10.7	Sponsor Support Agreement, dated March 6, 2025, by and among Iron Horse, Sponsor, Rosy Sea Holdings Limited and Zhong Guo Liang Tou Group Limited	S-4	10.8	5/6/25

10.8	Company Support Agreement, dated February 27, 2025, by and among Iron Horse Acquisitions Corp., Rosy Sea Holdings Limited and Zhong Guo Liang Tou Group Limited	S-4	10.9	5/6/25

10.9	Form of Consulting Agreement.	S-4	10.15	1/28/25

10.10	Form of Indemnification Agreement.	8-K	10.10	10/6/25

10.11	Promissory Note, dated September 29, 2025, issued to Yanjun Jiao by Iron Horse Acquisitions Corp.	8-K	10.11	10/6/25

14.1	Code of Business Ethics and Conduct of CN Healthy Food Tech Group Corp.	8-K	14.1	10/6/25

21.1	Subsidiaries of the Company.	8-K	21.1	10/6/25

97	CN Healthy Food Tech Group Corp. Compensation Recovery Policy (filed herewith).	10-K/A	97	6/12/26

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	3/31/26

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	3/31/26

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	3/31/26

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	3/31/26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN HEALTHY FOOD TECH GROUP CORP.

October 26, 2026	By:	/s/ Zhenjun Jiang
	Name:	Zhenjun Jiang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Zhenjun Jiang	Chairman and Chief Executive Officer
Zhenjun Jiang
Date: October 26, 2026

/s/ Lili Zhang	Director
Lili Zhang
Date: October 26, 2026

/s/ Pan Hu	Director and Chief Operating Officer
Pan Hu
Date: October 26, 2026

/s/ John L. Suprock	Director
John L. Suprock
Date: October 26, 2026

/s/ Lydia Bergamasco	Director
Lydia Bergamasco
Date: October 26, 2026

/s/ Donghai Li	Director
Donghai Li
Date: October 26, 2026

/s/ Jinyu Huang	Director
Jinyu Huang
Date: October 26, 2026

/s/ Weihong Zhu	Chief Financial Officer
Weihong Zhu
Date: October 26, 2026