Form 10-Q
period 2026-09-30
CN Healthy Food Tech Group Corp.
filed 2026-11-05
CIK 1901203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Registrant’s telephone number, including area code: (+86) 0756-8300081

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

As of November 5, 2026, the registrant had 52,234,983 shares of common stock, par value $0.0001 per share, outstanding.

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

The forward-looking statements are based on the current expectations of the management of the Company as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” and the following:

●	The Company’s ability to meet expectations related to its products, technologies and services and its ability to attract and retain revenue-generating customers and execute on its growth plans;

●	the inability to resume trading on the Nasdaq Capital Market since the halt of its trading on October 1, 2025;

●	the ability of the Company to maintain the right to list its securities from Nasdaq Capital Market. On October 7, 2026, the Nasdaq Hearings Panel of The Nasdaq Stock Market LLC (“Nasdaq”) issued a decision (the “Panel Decision”) finding the Company in compliance with the Nasdaq Listing Rules and granting the Company’s request to remain listed on Nasdaq, subject to the conditions described below, including a one-year Discretionary Panel Monitor. On October 20, 2026, Nasdaq announced that the trading halt in the Company would continue. Nasdaq has requested additional information from the Company, and trading will remain halted until the Company has satisfied Nasdaq’s request for information.

●	the continued defaults under the promissory notes issued in connection with the Business Combination and the risk of holders exercising conversion rights;

●	the failure to realize the anticipated benefits of the business combination with Iron Horse Acquisitions Corp. that consummated on September 30, 2025 (the “Business Combination”);

●	the risk of actual or alleged failure to comply with data privacy laws and regulations;

●	the outcome of any legal proceedings that may be instituted against the Company related to the Business Combination;

●	the attraction and retention of qualified directors, officers, employees and key personnel of the Company;

●	the impact from future regulatory, judicial, and legislative changes in the Company’s industry;

●	those factors set forth in documents filed, or to be filed, with the SEC by the Company.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,524,338	$33,013,749
Accounts receivable	2,212	287
Inventories	2,061,544	956,407
Trading Securities	124	-
Prepayments and other current assets	1,413,436	2,921,317
Total Current Assets	25,001,654	36,891,760
Non-Current Assets
Property and equipment, net	4,322,795	4,608,387
Land use right, net	2,634,312	2,625,116
Intangible asset, net	86,087	83,728
Operating lease right-of-use asset	-	358,505
Other assets	149,178	161,104
Total Non-Current Assets	7,192,372	7,836,840
TOTAL ASSETS	$32,194,026	$44,728,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$506,421	$69,106
Accrued expenses and other current liabilities	2064,998	1,891,474
Advances from customers	1,779,496	17,601,292
Income tax payable	270,134	1,339,698
Amount due to a director	423,633	-
Operating lease obligation, current	-	236,169
Notes payable	3,134,500	3,018,500
Notes payable — related parties	454,690	454,690
Total Current Liabilities	8,633,872	24,610,929
Non-Current Liabilities
Operating lease obligation, noncurrent	-	243,490
TOTAL LIABILITIES	8,633,872	24,854,419
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 160,000,000 shares authorized; 52,234,983 shares issued and outstanding as of September 30, 2026 and December 31, 2025	5224	5,224
Additional paid-in capital	6,823,190	6,823,190
Retained earnings	15,015,896	$12,408,522
Accumulated other comprehensive income	1,715,844	637,245
TOTAL STOCKHOLDERS’ EQUITY	23,560,154	19,874,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,194,026	44,728,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$2,457,472	$7,905,065	$17,019,920	$19,884,127
Cost of revenue	(824,532)	(2,337,565)	(4,780,817)	(7,320,423)
GROSS PROFIT	1,632,940	5,567,500	12,239,103	12,563,704
OPERATING EXPENSES
Selling expenses	(366,726)	(507,554)	(1,223,280)	(1,747,857)
General and administrative expenses	(793,797)	(438,067)	(4,623,844)	(1,461,947)
Research and development costs	(37,143)	(37,844)	(111,063)	(96,188)
Total Operating Expenses	(1,197,666)	(983,465)	(5,958,187)	(3,305,992)
OPERATING INCOME	435,274	4,584,035	6,280,916	9,257,712
OTHER INCOME (EXPENSES)
Interest income	82,480	130,973	123,680	329,651
Interest expenses	(131,316)	-	(467,224)	-
Other income	5	10,139	521	64,934
Other expenses	(232,097)	(1,929)	(676,021)	(1,948)
Total Other Income (Expenses), net	(280,928)	139,183	(1,019,044)	392,637
INCOME BEFORE INCOME TAXES	154,346	4,723,218	5,261,872	9,650,349
Provision for income tax	(298,353)	(1,378,252)	(2,654,498)	(2,609,658)
NET INCOME	$(144,007)	$3,344,966	$2,607,374	$7,040,691
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	357,028	140,988	1,078,599	373,395
COMPREHENSIVE INCOME	$213,021	$3,485,954	$3,685,973	$7,414,086
Basic and diluted earnings per share	$-0.003	$0.07	$0.05	$0.15
Basic and diluted weighted average number of shares outstanding	52,234,983	47,689,349	52,234,983	47,689,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2026

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Total Stockholders’ Equity
Balance — December 31, 2025	52,234,983	$5,224	$6,823,190	$12,408,522	$637,245	$19,874,181
Net income	—	—	—	2,751,381	—	2,751,381
Foreign currency translation adjustment	—	—	—	—	721,571	721,571
Balance — June 30, 2026	52,234,983	$5,224	$6,823,190	$15,159,903	$1,358,816	$23,347,133
Net income	—	—	—	(144,007)	—	(144,007)
Foreign currency translation adjustment	—	—	—	—	357,028	357,028
Balance — September 30, 2026	52,234,983	$5,224	$6,823,190	$15,015,896	$1,715,844	$23,560,154

For the Three and Nine Months Ended September 30, 2025

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	AOCI (Loss)	Total Stockholders’ Equity
Balance — December 31, 2024	47,689,349	$4,769	$6,930,538	$3,996,003	$(120,722)	$10,810,588
Net income	—	—	—	3,695,725	—	3,695,725
Foreign currency translation adjustment	—	—	—	—	232,407	232,407
Balance — June 30, 2025	47,689,349	$4,769	$6,930,538	$7,691,728	$111,685	$14,738,720
Business Combination financing	3,545,634	355	(4,567,658)	—	—	(4,567,303)
Fair value of shares issued for services	1,000,000	100	4,089,900	—	—	4,090,900
Net income	—	—	—	3,344,966	—	3,344,966
Foreign currency translation adjustment	—	—	—	—	140,988	140,988
Balance — September 30,2025	52,234,983	$5,224	$6,452,780	$11,036,694	$252,673	$17,747,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CN HEALTHY FOOD TECH GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$2,607,374		$7,040,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	332,801		336,095
Depreciation of right-of-use assets	137,836		89,459
Amortization of shares issued for services	2,045,000		—
Amortization of land use right	103,680		—
Amortization of intangible asset	6,393		—
Loss on disposal of property and equipment	376,919		—
Changes in operating assets and liabilities:
Accounts receivable	(1,879)		858
Inventories	(874,676)		(555,755)
Prepayments and other current assets	(337,479)		(1,220,623)
Deferred tax assets	18,579
Accounts payable	435,852		1,368,575
Accrued expenses and other current liabilities	166,901		330,820
Advances from customers	(16,297,920)		(13,618,419)
Other payables	(41,733)		—
Income tax payable	(951,282)		510,514
Operating lease liability, current portion	(242,136)		10,111
Operating lease liability, non-current portion	(249,642)		—
Net cash provided by (used in) operating activities	(12,765,412)		(5,707,674)
Cash flows from investing activities:
Loan advances to an unrelated third party	—		(444,499)
Purchase of property and equipment	(1,577)		—
Purchase of intangible asset	(5,116)		(42,425)
Purchase of other investment	(121)		(138,468)
Net cash used in investing activities	(6,814)		(625,392)
Cash flows from financing activities:
Business Combination Financing	116,000		1,016,762
Net cash provided by (used in) financing activities	116,000		1,016,762
Effect of exchange rates on cash and cash equivalents	1,166,815		1,090,726
Net change in cash and cash equivalents	(11,489,411)		(4,225,578)
Cash and cash equivalents, beginning of period	33,013,749		41,432,852
Cash and cash equivalents, end of period	$21,524,338		$37,207,274
Supplemental Cash Flow Information:
Cash paid for income taxes	$3,801,843		$2,242,028
Cash paid for interest	$—	$

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The Company is in default of its payment obligations under the September 2025 Note Payable, the Assumed Note Payable and the Sponsor Note Payable, with an aggregate of approximately $3.9 million of principal and accrued interest in default (see Note 6 and Note 7), and the Company’s common stock and warrants are subject to a trading halt pending the Company’s appeal of Nasdaq’s delisting determination. These conditions, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern. Management evaluated these conditions together with its plans: (i) the Company held cash and cash equivalents of $21.5 million at September 30, 2026 and generated net income of $2.61 million for the nine months ended; (ii) management is actively engaged in negotiations with the noteholders to extend maturities and, where applicable, reduce default interest rates; and (iii) the Company is pursuing an intra-group financing arrangement under which CN Healthy Food Tech Group Corp. would obtain funding from its PRC subsidiary, Harbin Kangliang Kechuang Co., Ltd., the Group’s primary profit-generating entity. Such cross-border lending is permissible under the Administrative Measures for Overseas Loans by Domestic Enterprises (Yinfa [2026] No. 63); the proposed loan will not exceed the applicable outbound-loan ceiling (the lender’s most recent audited equity multiplied by the macro-prudential adjustment factor of 0.6), and the Company will complete the required foreign exchange registration prior to disbursement. The projected proceeds fully cover the defaulted principal and accrued interest. After considering these plans, management concluded that the substantial doubt has been alleviated, and that the Company will be able to meet its obligations as they become due for at least twelve months from the date these condensed consolidated financial statements are issued.

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

Cash and Cash Equivalents

The Company maintains cash and cash equivalents at financial institutions in the People’s Republic of China (“PRC”), where deposits are insured up to RMB 500,000 (approximately $74,589 at September 30, 2026) per institution, and at financial institutions in the United States, where deposits are insured up to $250,000 per institution. Substantially all of the Company’s cash and cash equivalents balance of $21,524,338 at September 30, 2026 was held at PRC financial institutions ($21,510,112) with the remainder ($14,226) held at U.S. financial institutions, and the substantial majority of these balances exceeded the applicable insurance limits. The Company has not experienced any losses on its cash deposits and believes the risk of loss is mitigated by the financial standing of the institutions in which the funds are held.

Customer and Supplier Concentration

The Company controls credit risk through credit approvals, requirement for customer advances, credit limits, and monitoring procedures. The Company maintains a low concentration risk, with no single customer contributing more than 10% of total revenue for the three and nine months ended September 30, 2026 or 10% of accounts receivable as of June 30, 2026.

The Company currently obtains inventory from approximately thirteen suppliers. The Company sources each of its products from two to three different suppliers to minimize disruption to its supply chain if one supplier were to encounter production issues. Three suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 66.9%, 19.0% and 10.9% for the three months ended September 30, 2026 and three suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 45.9%, 17.3% and 17.3% for the nine months ended September 30, 2026.Three suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 70.0%, 10.0% and 10.0% for the three months ended September 30, 2025. Two suppliers have each contributed over 10% of the Company’s total procurement, with individual contributions of 38.0% and 37.0% for the nine months ended September 30, 2025.

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. As of September 30, 2026 and December 31, 2025, an allowance for obsolete or slow-moving inventory was not required, and there was no provision for inventory shrinkage for the nine months ended September 30, 2026 and 2025.

Investment in Equity Securities

Investments in equity securities without readily determinable fair values are accounted for under either the measurement alternative method or the equity method, in accordance with ASC 321, Investments — Equity Securities. During April 2025, the Company acquired a 5.0% equity interest in a privately held household appliance enterprise in exchange for RMB 1,000,000 ($145,588 at the date of acquisition and $149,178 at September 30, 2026) and recorded it within other assets on the accompanying condensed consolidated balance sheets at cost under the measurement alternative method, as the investment does not provide the Company with control or significant influence and does not have risk and reward characteristics substantially similar to an investment in the investee’s common stock.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expenses, included within selling expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss), were $123 and $14,347 for the three months ended September 30, 2026 and 2025, $20,392 and $14,587 for the nine months ended September30, 2026 and 2025, respectively.

Notes Payable — Default Interest

Beginning in the first quarter of 2026, the Company commenced accruing default interest on its three defaulted promissory notes at the contractual default rate of 15.0% per annum. The Company recognized default interest expense of $131,316 and $467,224 for the three and nine months ended September 30, 2026, respectively. The $77,560 default interest expense relating to the period through December 31, 2025 was determined to be de minimis and was not accrued as of that date and was recorded in the first quarter of 2026. The Company evaluated the embedded conversion features of its outstanding promissory notes under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that no bifurcation from the host debt instrument was required. The Company accounts for any subsequent amendments, settlements or restructurings of these instruments under ASC 470-50, Debt — Modifications and Extinguishments. See Notes 6 and 7.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similarly except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued and the inclusion was not anti-dilutive. The number of shares outstanding and the number of warrants remain unchanged as of September 30,2026. Potentially dilutive shares issuable upon conversion of the September 2025 Note Payable and the Sponsor Note Payable are excluded from the table below because the conversion formulas are not defined in the respective agreements and the number of shares issuable is indeterminable.

All potentially dilutive securities listed below were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive or, in the case of the shares issuable under the Assumed Note Payable, because the effect would have been immaterial.

The following potentially dilutive securities were outstanding as of the dates indicated:

	September 30, 2026	December 31, 2025
Public Warrants	6,900,000	6,900,000
Private Warrants	2,457,000	2,457,000
Convertible Promissory Note (Assumed Note)	650,000	650,000
Total	10,007,000	10,007,000

All warrants are equity-classified at September 30, 2026 (see Note 8). The 650,000 shares represent the fixed conversion right embedded in the Assumed Note Payable (see Note 6).

Foreign Currency and Foreign Currency Translation

Translation of amounts from RMB into USD has been made at the following exchange rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Average exchange rate:	2026	2025	2026	2025
RMB:USD	6.7421	7.1577	6.8240	7.2219
HKD:USD	7.8425	7.8210	7.8309	7.7805

Period exchange rate:	September 30, 2026	December 31, 2025
RMB:USD	6.7034	6.9964
HKD:USD	7.8468	7.7833

Recent Accounting Pronouncements, adopted during the nine months ended September 30, 2026

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

Note 4 – Prepayments and Other Current Assets

	September 30, 2026	December 31, 2025
Advisory services through share issuance	$—	$2,045,000
Prepayments to suppliers and vendors	549,085	456,743
Prepaid insurance	269,988	323,010
Other current assets	594,363	96,564
Total prepayments and other current assets	$1,413,436	$2,921,317

Note 5 – Accrued Expenses and Other Current Liabilities

	September 30, 2026	December 31, 2025
Accrued transaction costs due to Sponsor	$1,000,000	$1,000,000
Accrued default interest on notes payable	467,224	—
Accrued vendor and supplier invoices	587,169	548,945
Other taxes payable	—	330,945
Other	10,605	11,584
Total accrued expenses and other current liabilities	$2,064,998	$1,891,474

Accrued default interest on notes payable as of September 30, 2026 was comprised of $262,958 on the September 2025 Note Payable, $144,658 on the Assumed Note Payable, and $59,608 on the Sponsor Note Payable and the Assumed Sponsor Note Payable combined (see Notes 6 and 7). No default interest was accrued as of December 31, 2025; the Company concluded that the amount that would have been accrued at year-end was de minimis under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99 (“SAB 99”) guidance and was not recorded.

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

As of September 30, 2026, $2,018,500 of principal remained outstanding on the September 2025 Note Payable and accrued default interest of approximately $262,958 was included in accrued expenses and other current liabilities. The Company is in default of its payment obligations and continues to be in discussions with the underwriter to extend the maturity date.

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

As of September 30, 2026, $1,000,000 of principal remained outstanding on the Assumed Note Payable and accrued default interest of approximately $144,658 was included in accrued expenses and other current liabilities. The Company is in default of its payment obligations and continues to be in discussions with the lender to extend the maturity date.

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

As of September 30, 2026, $454,690 of principal remained outstanding on the Sponsor Note Payable and the Assumed Sponsor Note Payable combined, and accrued default interest of approximately $59,608 was included in accrued expenses and other current liabilities. The Company is in default of its payment obligations under the Sponsor Note Payable and continues to be in discussions with the Sponsor to extend the maturity date.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 40,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 160,000,000 shares of common stock with a par value of $0.0001 per share, of which 52,234,983 shares were issued and outstanding as of September 30, 2026 and December 31, 2025. Each common stockholder is entitled to one vote for each share held.

Shares Issued for Services

On September 30, 2025, the Company issued 1,000,000 shares of restricted common stock to officers of Iron Horse for management advisory services to be rendered over a six-month term, with a fair value of $4,090,000. The fair value is being amortized over the service period ending March 30, 2026. During the nine months ended September 30, 2026, the Company amortized $2,045,000 (December 31, 2025: $2,045,000). As of September 30, 2026, the unamortized balance was $nil (December 31, 2025: $2,045,000).

Note 9 – Warrants

As of September 30, 2026, the Company had 6,900,000 Public Warrants and 2,457,000 Private Warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share. All warrants were determined to have equity classification at issuance and remained classified as equity as of September 30, 2026. In no event will the Company be required to net cash settle any warrant. During the nine months ended September 30, 2026, no warrants were exercised, redeemed, or modified. See Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Warrants Outstanding at September 30, 2026	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Public Warrants	$11.50	6,900,000	5.0	$11.50
Private Warrants	11.50	2,457,000	5.0	11.50
Total	$11.50	9,357,000	5.0	$11.50

Note 10 – Related Party Transactions

See Note 7 regarding the Sponsor Note Payable and the Assumed Sponsor Note Payable.

There were no other material related party transactions during the nine months ended September 30, 2026.

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

Nasdaq Trading Halt

Following its listing on Nasdaq on October 1, 2025, the Company was notified by Nasdaq that the China Securities Regulatory Commission (the “CSRC”) had not yet completed its process of review of the Company’s U.S. listing. As a result, Nasdaq halted trading of the Company’s common stock and warrants while it seeks clarification. The trading halt remained in effect as of September 30, 2026.

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

On October 7, 2026, the Nasdaq Hearings Panel permitted the Company to remain listed, subject to conditions including a one-year Discretionary Panel Monitor. The Company committed to retain the remedial measures described in its October 13, 2026 Form 8-K for three years from the Panel decision, unless Nasdaq Staff agrees to a shorter period. Continued listing did not itself restore trading. On October 20, 2026, Nasdaq announced that the trading halt in the Company’s common stock (UCFI) and warrants (UCFIW) would continue pending the Company’s satisfaction of Nasdaq’s request for additional information.

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

During the three months ended September 30, 2026, pursuant to business restructuring arrangements, Zhuhai Liangke Biotechnology Co., Ltd. vacated its original office premises situated in Hengqin Guangdong-Macao In-Depth Cooperation Zone and relocated its office to Xiangzhou District, Zhuhai City on October 1, 2026. The carrying amounts of the right-of-use asset, lease liability and deferred tax asset associated with the original Hengqin office, which amounted to $233,859(RMB 1,567,653.09), $316,463 (RMB 2,121,381.21) and $18,968 (RMB 127,146.86) respectively, were fully derecognized and written off as of the end of the current quarter, with a corresponding gain on disposal of assets of $81,144(RMB 553,728.12) recognized concurrently.

In addition, the lease security deposit for the original office premises was forfeited due to the Company’s early termination of the lease agreement. Accordingly, the Company recognized a non-operating expense of $46,106(RMB 314,627.60) in the current quarter.

Note 12 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate, calculated separately from the effect of significant, infrequent or unusual items. The Company’s effective tax rates were 193.3% and 29.1% for the three months ended September 30, 2026 and 2025, respectively, and 50.4% and 27.0% for the nine months ended September 30, 2026 and 2025, respectively. The primary difference from the PRC statutory rate of 25% is attributable to (i) income tax being calculated on an individual entity basis (with losses in certain subsidiaries not reducing tax expense at profitable entities); (ii) differences between U.S. federal and PRC rates; and (iii) valuation allowance adjustments at the U.S. parent level.

As of September 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. The Company’s tax returns remain open, subject to examination by the relevant tax authorities in the United States, British Virgin Islands, Hong Kong, and the PRC.

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

	For the Three Months Ended September 30, 2026
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	2,434,747	-	-	2,434,747
Sale of digital coupons to customers	-	22,725	-	22,725
Total revenue, net	2,434,747	22,725	-	2,457,472
Costs of revenues	(823,567)	(965)	-	(824,532)
Gross profit	1,611,180	21,760	-	1,632,940
Operating expenses:	-	-	-	-
Sales staff costs	(53,536)	(197,598)	(4,707)	(255,841)
Administrative staff costs	(11,656)	(147,611)	(55,217)	(214,484)
Outbound transportation expenses	(49,706)	(47)	-	(49,753)
Advertising	(123)	-	-	(123)
Depreciation and amortization	(8,026)	(94,004)	(79,113)	(181,143)
Consulting	40,723	(4,189)	46,742	83,276
Rental	-	(117)	-	(117)
Research and development costs	(36,128)	-	-	(36,128)
Marketing expense	(93,698)	(451)	-	(94,149)
Sales tax and surcharges	(15,386)	(2)	(3,839)	(19,227)
Audit fee	(46)	(20)	29,980	29,914
Commission for E-commerce platform	10,889	(19,351)	-	(8,462)
Other expenses	(14,866)	(19,536)	(417,028)	(451,430)
Total operating expenses	(231,559)	(482,926)	(483,181)	(1,197,666)
Operating income (loss)	1,379,621	(461,166)	(483,181)	435,274
Penalty	-	-	-	-
Donation	(117,233)	-	-	(117,233)
Gains or Losses on trading securities	2	-	-	2
Gains or Losses on disposal of asset	-	(66,048)	-	(66,048)
Total other income (expense), net	12,647	(45,748)	(64,547)	(97,648)
Provision for income tax	(278,600)	(18,807)	(946)	(298,353)
Net income (loss)	996,437	(591,769)	(548,674)	(144,007)

	For the Nine Months Ended September 30, 2026
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	16,857,098	-	-	16,857,098
Sale of digital coupons to customers	-	162,822	-	162,822
Total revenue, net	16,857,098	162,822	-	17,019,920
Costs of revenues	(4,776,738)	(4,079)	-	(4,780,817)
Gross profit	12,080,360	158,743	-	12,239,103
Operating expenses:
Sales staff costs	(125,843)	(578,030)	58,439	(645,434)
Administrative staff costs	(41,653)	(476,153)	(164,327)	(682,133)
Outbound transportation expenses	(161,901)	(1,396)	-	(163,297)
Advertising	(20,284)	(108)	-	(20,392)
Depreciation and amortization	(23,593)	(278,635)	(278,486)	(580,714)
Consulting	(8,584)	(17,642)	(2,351,886)	(2,378,112)
Rental	-	(233)	-	(233)
Research and development costs	(111,063)	-	-	(111,063)
Marketing expense	(203,393)	(73,234)	-	(276,627)
Sales tax and surcharges	(147,902)	(352)	(20,024)	(168,278)
Audit fee	(7,629)	(3,290)	(356,386)	(367,305)
Commission for E-commerce platform	-	(19,351)	-	(19,351)
Other expenses	(17,244)	(55,086)	(472,919)	(545,249)
Total operating expenses	(869,089)	(1,503,510)	(3,585,588)	(5,958,187)
Operating income (loss)	11,211,271	(1,344,767)	(3,585,588)	6,280,916
Penalty	-	-	(439,625)	(439,625)
Donation	(117,233)	-	-	(117,233)
Gains or Losses on trading securities	2	-	-	2
Gains or Losses on disposal of asset	-	(66,048)	-	(66,048)
Total other income (expense), net	5,817	(45,749)	(356,207)	(396,139)
Provision for income tax	(2,450,691)	(47,597)	(156,210)	(2,654,498)
Net income (loss)	8,649,166	(1,504,161)	(4,537,630)	2,607,374

	For the Three Months Ended September 30, 2025
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	7,791,395	-	-	7,791,395
Sale of digital coupons to customers	-	113,670	-	113,670
Total revenue, net	7,791,395	113,670	-	7,905,065
Costs of revenues	(2,337,565)	-	-	(2,337,565)
Gross profit	5,453,830	113,670	-	5,567,500
Operating expenses:
Sales staff costs	(48,937)	(153,604)	(42,710)	(245,251)
Administrative staff costs	(10,752)	(144,019)	(76,085)	(230,856)
Outbound transportation expenses	(63,358)	(452)	-	(63,810)
Advertising	(14,347)	-	-	(14,347)
Depreciation and amortization	(7,145)	(68,114)	(82,763)	(158,022)
Consulting	(11,461)	(16,456)	(496)	(28,413)
Research and development costs	(37,575)	-	-	(37,575)
Marketing expense	(54,465)	-	-	(54,465)
Sales tax and surcharges	(86,421)	-	-	(86,421)
Other expenses	(1,108)	(38,560)	(24,637)	(64,305)
Total operating expenses	(335,568)	(421,206)	(226,691)	(983,465)
Operating income (loss)	5,118,262	(307,536)	(226,691)	4,584,035
Total other income (expense), net	-	-	139,183	139,183
Provision for income tax	-	-	(1,378,252)	(1,378,252)
Net income (loss)	5,118,262	(307,536)	(1,465,760)	3,344,966

	For the Nine Months Ended September 30, 2025
	Wholesale distribution	Live-stream sales	Corporate	Total
Revenue:
Sale of inventories to distributors	16,217,525	-	-	16,217,525
Sale of digital coupons to customers	-	3,666,602	-	3,666,602
Total revenue, net	16,217,525	3,666,602	-	19,884,127
Costs of revenues	(5,386,116)	(1,934,307)	-	(7,320,423)
Gross profit	10,831,409	1,732,295	-	12,563,704
Operating expenses:
Sales staff costs	(168,366)	(496,846)	(141,907)	(807,119)
Administrative staff costs	(20,452)	(356,867)	(263,248)	(640,567)
Outbound transportation expenses	(104,144)	(125,638)	-	(229,782)
Advertising	(14,587)	-	-	(14,587)
Depreciation and amortization	(12,646)	(127,639)	(248,237)	(388,522)
Consulting	(29,529)	(35,898)	(60,122)	(125,549)
Research and development costs	(96,188)	-	-	(96,188)
Marketing expense	(223,962)	-	-	(223,962)
Sales tax and surcharges	(154,446)	-	-	(154,446)
Other expenses	(142,182)	(377,135)	(105,953)	(625,270)
Total operating expenses	(966,502)	(1,520,023)	(819,467)	(3,305,992)
Operating income (loss)	9,864,907	212,272	(819,467)	9,257,712
Total other income (expense), net	-	-	392,637	392,637
Provision for income tax	-	-	(2,609,658)	(2,609,658)
Net income (loss)	9,864,907	212,272	(3,036,488)	7,040,691

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

On October 13, 2026, the Company filed a Current Report on Form 8-K reporting the Panel result on October 7, 2026. On October 20, 2026, The Nasdaq Stock Market announced that the trading halt in the company will continue. Nasdaq has requested additional information from the company, and trading will remain halted until the company has satisfied Nasdaq’s request for information.The company has not identified any other significant subsequent events that require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “we”, “us”, “our”, “CN Healthy” or the “Company” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to CN Healthy Food Tech Group Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I. Item 1. of this Quarterly Report, the risk factors included in Part II. Item 1A. of this Quarterly Report, and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, as amended on June 12, 2026, and as amended on October 26, 2026.

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

Recent Developments

The Nasdaq trading halt imposed on October 1, 2025 in connection with the CSRC’s review of our U.S. listing remained in effect as of the filing date of this Quarterly Report. On April 24, 2026, our PRC operating subsidiary Heilongjiang Zhongneng Liangke Agricultural Technology Co., Ltd. received an Advance Notice of Administrative Penalty from the Heilongjiang Regulatory Bureau of the CSRC, proposing administrative fines of RMB 3,000,000 on Zhongneng Liangke and RMB 1,500,000 on Mr. Zhenjun Jiang, our Chairman and Chief Executive Officer, as the directly responsible executive.These penalties were paid on May 24, 2026; see Note 11 to the condensed consolidated financial statements.

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

On October 13, 2026, the Company filed a Current Report on Form 8-K reporting the Panel result on October 7, 2026. On October 20, 2026, The Nasdaq Stock Market announced that the trading halt in the Company will continue. Nasdaq has requested additional information from the company, and trading will remain halted until the Company has satisfied Nasdaq’s request for information.The company has not identified any other significant subsequent events that require adjustment or disclosure.

As of the filing date of this Quarterly Report, the September 2025 Note Payable, the Assumed Note Payable, and the Sponsor Note Payable each remained in default of their payment obligations, and we continue to be in discussions with the respective note holders to extend their respective maturity dates. No amendments, repayments, conversions, or lender enforcement actions occurred with respect to these notes during the three months ended September 30, 2026 or subsequent to September 30, 2026 through the filing date of this Quarterly Report.

Comparability of Financial Information

Our historical results of operations for the three and nine months ended September 30, 2025 reflect the operations of Legacy CFI, the accounting acquirer in the Business Combination, prior to the consummation of the Business Combination on September 30, 2025, and accordingly do not include the costs of operating as a U.S. public company or the effects of the Business Combination, including the amortization of shares issued for management advisory services described in Note 8 to the condensed consolidated financial statements. Our results of operations for periods following the Business Combination may not be directly comparable to our historical results of operations for periods preceding the Business Combination.

Results of Operations — Three and Nine Months Ended September 30, 2026 compared to Three and Nine Months Ended September 30, 2025

	For the three months ended September 30
	2026	2025	% Change
Revenues, net	$2,457,472	7,905,065	(68.9)%
Cost of revenue	(824,532)	(2,337,565)	(64.7)%
Gross profit	1,632,940	5,567,500	(70.7)%
Total operating expenses	(1,197,666)	(983,465)	21.8%
Operating income	435,274	4,584,035	(90.5)%
Total other income (expense), net	(280,928)	139,183	(301.8)%
Income before income taxes	154,346	4,723,218	(96.7)%
Provision for income tax	(298,353)	(1,378,252)	(78.4)%
Net income (loss)	$(144,007)	3,344,966	(104.3)%
Other comprehensive income	357,028	140,988	153.2%
Comprehensive income	$213,021	3,485,954	(93.9)%

	For the nine months ended September 30
	2026	2025	% Change
Revenues, net	$17,019,920	$19,884,127	(14.4)%
Cost of revenue	(4,780,817)	(7,320,423)	(34.7)%
Gross profit	12,239,103	12,563,704	(2.6)%
Total operating expenses	5,958,187	3,305,992	80.2%
Operating income	6,280,916	9,257,712	(32.2)%
Total other income (expense), net	(1,019,044)	392,637	(359.5)%
Income before income taxes	5,261,872	9,650,349	(45.5)%
Provision for income tax	(2,654,498)	(2,609,658)	1.7%
Net income (loss)	$2,607,374	$7,040,691	(63.0)%
Other comprehensive income	1,078,599	373,395	188.9%
Comprehensive income	$3,685,973	$7,414,086	(50.3)%

Revenue

Net revenues for the third quarter and the nine months ended September 30, 2026 declined year over year, primarily due to fewer large-scale conferences and promotional activities in the third quarter. As the Company primarily sells high-end health food products with high unit prices that are significantly influenced by promotional policies, business promotion mainly relies on dealer conferences and related promotional policies. Such policies and plans are generally launched only at large-scale dealer conferences. Consequently, fewer large-scale conferences and promotional activities in the third quarter reduced the products’ price advantage and had a more noticeable impact on overall sales.

Cost of Revenue

Cost of revenue decreased during the third quarter and nine month of 2026 compared to the same periods of 2025. This decrease was due to the corresponding decline simultaneous in sales.

Operating Expenses

Total operating expenses increased during the third quarter and nine months of 2026 compared to the same periods of 2025. Total operating expenses were $5,958,187 for the three months ended September 30, 2026, an increase compared to the same period of 2025, primarily due to higher consulting and audit expenses (see Note 13 - Segment Information). The significant increase in operating expenses for the nine months of 2026 was primarily attributable to $2,045,000 of amortization expense associated with 1,000,000 restricted common shares issued to officers of Iron Horse in September 2025 for management advisory services rendered over a six-month period ended March 30, 2026 (see Note 8 to the condensed consolidated financial statements). This amortization is recorded within general and administrative expenses and was not present in the comparative period. The six-month service period concluded on March 30, 2026, and no further amortization of these shares issued for services will be recorded in subsequent periods. Selling expenses decreased $140,828, or 27.7%, and $524,577, or 30.0%, for the three and nine months ended September 30, 2026, respectively, compared with the same periods of 2025, primarily reflecting a shift in the mix of selling and distribution activity. Research and development expenses remained relatively stable in the third quarter of 2026 and decreased $701, or 1.9%, for the nine months ended September 30, 2026 compared to the same period of 2025.

Other Income (Expense), net

Total other income (expense), net changed from net other income of $139,183 and $392,637 for the three and nine months ended September 30, 2025, respectively, to net other expense of $280,928 and $1,019,044 for the three and nine months ended September 30, 2026. The change was mainly attributable to: (i) the recognition in the second quarter of 2026 of the CSRC administrative penalty of RMB 3,000,000, equivalent to $436,961; and (ii) the recognition of $467,224 of default interest expense during the nine months ended September 30, 2026 on three promissory notes that have been in default since the fourth quarter of 2025 (see Note 6 and Note 7 to the condensed consolidated financial statements). The default interest accrues at the contractual rate of 15.0% per annum, and no portion was paid in cash during the nine months ended September 30, 2026. Interest income decreased $48,493, or 37.0%, and $205,971, or 62.5%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily due to lower bank deposit interest rates.

In this quarter, we also recognized donation expenses of $117,233(RMB 800,000) for a local charitable organization in Harbin.The donation supports the development of local cultural research. No member of the Company’s management holds a position in the research association or has any direct or indirect economic interest in it. The expenditure has passed internal compliance approval and is not a related-party transaction. We also recognized a gain on disposal of a right-of-use asset in the Guangdong-Macao In-Depth Cooperation Zone in Hengqin of $81,144 (RMB 553,728.12). We also recognized losses on disposal of furniture and fixtures in the Hengqin office of $147,193(RMB 1,004,441.90).

Provision for Income Tax

The Company’s effective tax rate was 193.3% for the third quarter of 2026, compared to 29.1% for the same period of 2025 and 50.4% for the nine months ended September 30, 2026, compared to 27.0% for the same period of 2025. The effective tax rates for the third quarter and nine months of 2026 differ significantly from both the comparative periods of 2025 and the PRC statutory rate of 25.0% principally because (i) the $2,045,000 of amortization of shares-issued-for-services described above is a non-deductible permanent difference recorded at the U.S. parent level, (ii) default interest of $467,224 on the three U.S.-side promissory notes is also recorded at the U.S. parent level and is non-deductible, (iii) the Company maintains a full valuation allowance against its U.S. deferred tax assets, with the result that the loss-making U.S. parent generates no offsetting tax benefit, and (iv) losses at certain subsidiaries reduced the Company’s total income before tax. Together, these items compressed consolidated pre-tax income to $154,346 while the underlying PRC operating entities continued to generate taxable income subject to PRC income tax..

Liquidity and Capital Resources

As of September 30, 2026, our cash and cash equivalents totaled $21,524,338 and our net working capital surplus was $16,367,781. As of September 30, 2026, approximately $21,510,112 and $14,226 of our cash and cash equivalents were held in the PRC and United States, respectively.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for our PRC operating subsidiaries over at least the next twelve months. However, three promissory notes issued in connection with the September 30, 2025 Business Combination — the September 2025 Note Payable, the Assumed Note Payable, and the Sponsor Note Payable (which together had aggregate outstanding principal of $3,473,190 as of September 30, 2026) — are obligations of CN Healthy Food Tech Group Corp., the U.S. holding company, rather than of our PRC operating subsidiaries, and each of these notes was in default of its payment obligations as of September 30, 2026. As discussed below, the substantial majority of our cash and cash equivalents is held by our PRC operating subsidiaries and is not readily available to satisfy obligations of the U.S. holding company without first being repatriated to the United States. We are currently in discussions with each of the note holders to extend the respective maturity dates and to address the defaults rather than to make immediate cash repayment, but there can be no assurance that these discussions will result in favorable terms or any agreement at all. If conversions of any of these notes were to be effected pursuant to their respective terms, such conversions could result in dilution to our existing stockholders. We may require additional capital resources in the future, the availability of which on acceptable terms cannot be assured.

Cash Flows Summary

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(12,765,412)	$(5,707,674)
Net cash used in investing activities	$(6,814)	$(625,392)
Net cash provided by (used in) financing activities	$116,000	$1,016,762

Net cash used in operating activities for the nine months ended September 30, 2026 was $12,765,412,compared $5,707,674 for the same period in 2025. The operating cash outflow of 2026 was driven principally by a $16,297,920 decrease in advances from customers during the period, which represents the fulfillment and recognition as revenue of customer prepayments received in prior periods, and an $874,676 increase in procurement of inventories, partially offset by a $435,852 increase in accounts payable and a $342,342 increase in accruals. Net cash used in investing activities for the nine months ended September 30, 2026 was $6,814, reflecting minimal capital expenditure during the period, compared to net cash used of $625,392 in the comparative period. Net cash provided by financing activities for the nine months ended September 30, 2026 was $116,000, reflecting Business Combination-related financing receipts. The effect of foreign currency exchange rate changes on cash and cash equivalents was a positive $1,166,815 for the current period (September 30, 2025: $1,090,726). After consideration of all activities, cash and cash equivalents decreased by $11,489,411 during the nine months ended September 30, 2026, ending at $21,524,338.

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

As of September 30, 2026, no capital contributions have been made to our PRC subsidiaries from our intermediate holding companies, and no dividends or other distributions have been paid from our PRC subsidiaries to our intermediate holding companies located outside of mainland China. The cross-border transfer of funds from CFI HK to its PRC subsidiaries is permitted in the form of shareholder loans or capital contributions, subject to applicable PRC government registration, approval, and filing requirements. We currently do not have formal cash management policies governing the transfer of funds between our holding company and our subsidiaries.

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

As of September 30, 2026, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to insufficient in-house U.S. GAAP/SEC reporting expertise, segregation of duties, lack of supervision and review, and limited documentation around controls. No specific remediation actions addressing the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2025 were taken during the nine months ended September 30, 2026. Management continues to evaluate remediation alternatives.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025, and Part II, Item 1A of each of our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2026, filed with the SEC on May 13, 2026, and our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2026, filed with the SEC on August 14, 2026..

Risks Related to the Continued Nasdaq Trading Halt

Following our listing on the Nasdaq Capital Market on October 1, 2025, Nasdaq notified us that the China Securities Regulatory Commission (the “CSRC”) had not yet completed its process of review of our U.S. listing, and Nasdaq halted trading of our common stock and warrants on that date pending receipt of additional clarification. On July 16, 2026, we received a letter from the Listing Qualifications Staff of Nasdaq (the “Staff”) stating that the Staff had determined to delist our common stock and warrants based on Nasdaq’s discretionary authority under Nasdaq Listing Rule 5101 and IM-5101-1 and our alleged violation of Nasdaq Listing Rules 5205(e) and 5250(a)(1). We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which was held on August 27, 2026.

On October 7, 2026, the Panel issued a decision finding us in compliance with the Nasdaq Listing Rules and granting our request to remain listed, subject to conditions, including a one-year discretionary panel monitor. On October 20, 2026, Nasdaq announced that the trading halt in our securities will continue. Nasdaq has requested additional information from us, and trading will remain halted until we have satisfied Nasdaq’s request for information. The trading halt remained in effect as of the filing date of this Quarterly Report. We cannot assure you that we will be able to provide information satisfactory to Nasdaq, when trading in our securities will resume, if at all, or that we will satisfy the conditions imposed by the Panel during the monitoring period. If we fail to satisfy Nasdaq’s request or the Panel’s conditions, trading in our securities may remain halted indefinitely, and Nasdaq may suspend or delist our common stock and warrants. While trading remains halted, our stockholders and warrant holders are unable to sell their securities on Nasdaq, and a prolonged halt, suspension or delisting could materially and adversely affect the liquidity and market price of our securities, reduce the number of investors willing to hold or acquire our securities, damage our reputation, and impair our ability to raise capital on acceptable terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As described in Notes 6 and 7 to the condensed consolidated financial statements, the Company was in default of its payment obligations under the September 2025 Note Payable (outstanding principal of $2,018,500), the Assumed Note Payable (outstanding principal of $1,000,000), and the Sponsor Note Payable and Assumed Sponsor Note Payable (aggregate outstanding principal of $454,690) as of September 30, 2026. The Company continues to be in discussions with the respective note holders to extend the maturity dates. Default interest at 15.0% per annum has been accrued during the nine months ended September 30, 2026.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase or sale of Company securities during the nine months ended September 30, 2026 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of CN Healthy Food Tech Group Corp.	8-K	3.1	10/6/2025
3.2	Amended and Restated Bylaws of CN Healthy Food Tech Group Corp.	8-K	3.2	10/6/2025
4.1	Amended and Restated Registration Rights Agreement	8-K	10.4	10/6/2025
10.1	Satisfaction and Discharge of Indebtedness Agreement	8-K	10.1	10/6/2025
10.2	Promissory Note, dated as of September 30, 2025, issued to D. Boral Capital LLC	8-K	10.2	10/6/2025
10.3	Promissory Note, dated as of September 30, 2025, issued to Bengochea SPAC Sponsors I LLC	8-K	10.3	10/6/2025
10.4	Lock-up Agreement, dated as of September 30, 2025	8-K	10.5	10/6/2025
10.5	Letter Agreement, dated April 2, 2025	8-K	10.6	10/6/2025
10.6	Form of Consulting Agreement	S-4/A	10.15	1/28/2025
10.7	Form of Indemnification Agreement	8-K	10.10	10/6/2025
10.8	Promissory Note, dated September 29, 2025, issued to Yanjun Jiao	8-K	10.11	10/6/2025
31.1*	Certification of Principal Executive Officer Pursuant to Section 302
31.2*	Certification of Principal Financial Officer Pursuant to Section 302
32.1#**	Certification of Principal Executive Officer Pursuant to Section 906
32.2#**	Certification of Principal Financial Officer Pursuant to Section 906
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished pursuant to Section 906 are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN HEALTHY FOOD TECH GROUP CORP.

Date: November 5, 2026	By:	/s/ Zhenjun Jiang
Zhenjun Jiang
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: November 5, 2026	By:	/s/ Weihong Zhu
Weihong Zhu
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)